Form 10-Q
period 1996-06-30
ZYNAXIS INC
filed 1996-08-12
CIK 864076

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(MARK ONE:)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996
                              --------------

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________


                         Commission file number 0-19701
                                                -------


                                 ZYNAXIS, INC.
             (Exact name of Registrant as specified in its charter)
             ------------------------------------------------------



     Pennsylvania                                          23-2562913
     -------------                                         ----------
(State or other jurisdiction of                     (IRS Employer I.D. No.)
incorporation or organization)


              371 Phoenixville Pike, Malvern, Pennsylvania  19355
              ---------------------------------------------------
              (Address of principal executive offices)  (Zip Code)


                                (610)  889-2200
                                ---------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.            Yes   X          No
                                                  -----           -----


Shares of Common Stock outstanding at July 31, 1996 were 10,340,860.

PART 1.  FINANCIAL INFORMATION
Item 1  Consolidated Financial Statements


                         Zynaxis, Inc. and subsidiaries
                          Consolidated Balance Sheets
                                  (Unaudited)


                                          June 30,    December 31,
                                            1996          1995
                                            ----          ----
Assets

Current Assets:
   Cash and cash equivalents            $   168,281    $   411,706
   Short-term securities                          -         97,437
   Collaborative, contract and grant
       revenue receivable (Note 6)          162,583        111,263
   Restricted cash                           23,735         23,735
   Prepaid expenses                          31,425         25,765
   Other current assets                     103,377         43,226
                                      --------------    ----------
       Total current assets                 489,401        713,132

Property and equipment (Note 9):
   Equipment                              2,920,412      2,907,858
   Leasehold improvements                 3,039,017      3,028,323
                                      --------------    ----------
                                          5,959,429      5,936,181
   Less accumulated depreciation
     and amortization                    (3,645,957)    (3,090,640)
                                      --------------    ----------
       Net property and equipment         2,313,472      2,845,541

Other assets:
   Restricted cash                          109,975        109,711
   Other long-term assets                    21,521         31,869
   Note receivable                          305,266        287,575
                                      --------------    ----------
     Total other assets                     436,762        429,155

                                       $  3,239,635     $3,987,828
                                      ==============    ==========





The accompanying notes are an integral part of these statements.


                         Zynaxis, Inc. and subsidiaries
                          Consolidated Balance Sheets
                                  (Continued)
                                  (Unaudited)

                                            June 30,  December 31,
                                               1996           1995
                                             ------         ------
Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                       $ 709,412      $ 747,777
   Accrued expenses                         304,990        487,794
   Notes payable to shareholders (Note      450,000        150,000
    3)
   Current maturities of long-term debt
        (Note 4)                             32,972         25,050
   Current portion of other long-term
      obligations                            39,937         36,209
   Deferred income                           36,766              -
                                         -----------    -------------
     Total current liabilities            1,574,077      1,446,830

Long-term debt (Note 4)                      66,042         79,909

Other long-term obligations                 108,202        103,494

Commitments and contingencies
      (Note 2)

Stockholders' equity (Note 5):
   Series A preferred stock, 8%
      cumulative, 2,000,000 authorized
      shares.  1,440,000 and 1,500,000
      issued and outstanding at June 30,
     1996 and December 31, 1995,
     respectively  (liquidation
      preference
     of  $3,148,077 at June 30, 1996)     2,604,034      2,712,535
   Common Stock, $.01 par value,
     25,000,000 shares authorized and
    10,240,860 and  9,460,676 issued
    and outstanding at June, 30, 1996
    and  December 31, 1995,
    respectively                            102,409         94,607
Additional paid-in capital               45,830,022     45,071,223
Accumulated deficit                     (47,045,151)   (45,520,770)
                                       -------------  -------------
                                          1,491,314      2,357,595

                                       $  3,239,635   $  3,987,828
                                         ==========     ==========

The accompanying notes are an integral part of these statements.

                         Zynaxis, Inc. and subsidiaries
                     Consolidated Statements of Operations
                                  (Unaudited)



                                          Three months ended June 30,
                                                 1996           1995
                                                 ----           ----
Revenues:
- - ---------
   Collaborative, contract and grant
      revenues (Note 6)                   $   495,649       $ 22,810
   Sales                                            -         26,789
                                            ---------    -----------
                                              495,649         49,599

Costs and expenses:
- - -------------------
   Research and development                   928,726      1,716,727
   Marketing, general and administrative      400,019        453,170
   Cost of sales                                    -          7,196
                                            ---------    -----------
                                            1,328,745      2,177,093

Operating loss                               (833,096)    (2,127,494)

Other income (expense):
- - -----------------------
   Interest income                             13,659         15,081
   Interest expense                            (6,986)        (5,818)
   Other                                      123,007          3,082
   Gain on sale of diagnostic
     technologies and assets (Note 8 )              -      1,101,262
                                            ---------     ----------
                                              129,680      1,113,607

Net loss                                    ($703,416)   ($1,013,887)
                                            =========     ==========

Net loss per common share                      ($0.07)        ($0.19)
                                           ==========     ==========

Shares used in computing net loss per
 common share                              10,153,742      5,263,556
                                           ==========     ===========


The accompanying notes are an integral part of these statements.

                         Zynaxis, Inc. and subsidiaries
                     Consolidated Statements of Operations
                                  (Unaudited)




                                               Six months ended June 30,
                                                  1996           1995
                                                  ----           ----
Revenues:
- - ---------
   Collaborative, contract and grant
      revenues (Note 6)                     $1,038,693        $31,479
   Sales                                             -        141,189
                                          ------------    -----------
                                             1,038,693        172,668

Costs and expenses:
- - -------------------
   Research and development                  1,871,613      2,970,066
   Marketing, general and administrative       913,130        977,250
   Restructuring charge  (Note 7)                    -        347,436
   Cost of sales                                     -         40,261
                                          ------------     ----------
                                             2,784,743      4,335,013

Operating loss                              (1,746,050)    (4,162,345)

Other income (expense):
- - -----------------------
   Interest income                              29,737         30,975
   Interest expense                            (13,823)       (25,914)
   Other                                       205,755          7,482
   Gain on sale of diagnostic
     technologies and assets (Note 8)                -      1,101,262
                                          ------------     ----------
                                               221,669      1,113,805

Net loss                                   ($1,524,381)   ($3,048,540)
                                          ============     ==========

Net loss per common share                       ($0.15)        ($0.58)
                                          ============     ==========

Shares used in computing net loss per
 common share                                9,917,119      5,261,373
                                          ============     ==========


The accompanying notes are an integral part of these statements.

                         Zynaxis, Inc. and subsidiaries
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                         Six months ended June 30,
                                             1996                 1995
                                             ----                 ----
Cash flow from operating activities:
Net loss                                ($1,524,381)         ($3,048,540)
Adjustments to reconcile net
loss to net cash used for
operating activities:
Gain on sale of diagnostic
 technologies and assets                          -           (1,101,262)
Depreciation and
 amortization                               540,009              586,502
Deferred compensation                             -                3,771
Issuance of Common Stock
 to 401k plan                                 3,602               10,178
Decrease (increase) in
- - ----------------------
     Restricted cash                           (262)              20,433
     Prepaid expenses                        (5,660)              (5,354)
     Collaborative, contract and
      grant revenue receivable              (51,320)             (16,189)
     Other current assets                   (60,151)             (18,769)
     Other long term assets                  10,351               15,430
Increase (decrease) in
- - ----------------------
     Accounts payable                       (38,365)             155,629
     Accrued expenses                      (182,803)                (500)
     Deferred income                         36,767                    -
     Other long-term obligations            (14,994)             (14,993)
                                        -----------          -----------
       Net cash used for
        operating activites              (1,287,207)          (3,413,664)

Cash flow from investing activities:
  Purchases of property
   and equipment                            (23,248)              (1,697)
  Proceeds from sale of
   diagnostic technologies and
   assets                                         -            1,100,000
  Payment of merger-related fees
   and expenses                                   -              (50,484)
  Net sales short- term
   securities                                97,437            2,076,679
                                        -----------          -----------
     Net cash from investing
      activities                             74,189            3,124,498

Cash flow from financing activities:
  Proceeds from issuance of Common
   Stock                                    500,000            2,173,258
  Proceeds from issuance of
   short-term promissory
   notes to Shareholders                    450,000                    -
  Proceeds from capital
   lease financing                           25,640                    -
  Proceeds from exercise of Common
   Stock options                              2,103                5,000
  Principal payments on capital lease
   obligations                               (2,204)             (13,844)
  Principal payments on
   notes payable                             (5,946)            (331,279)
                                        -----------          -----------
     Net cash from financing
      activities                            969,593            1,833,135

Net (decrease) increase in
 cash and cash equivalents                 (243,425)           1,543,969
Cash and cash equivalents,
 beginning of period                        411,706               90,280
Cash and cash equivalents,
 end of period                           $  168,281           $1,634,249
                                        ===========          ===========

- - -------------------------------------------------------------------------------
Supplemental disclosure of
 cash flow information:
- - ---------------------------
Cash paid for interest                $5,658           $21,343
 expense
- - -------------------------------------------------------------------------------

The accompanying notes are an integral part of these statements.

                         ZYNAXIS, INC. AND SUBSIDIARIES
                         ------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                  (Unaudited)
                                  -----------

Note 1- Basis of Presentation
- - -----------------------------

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim periods. These financial statements do not include all disclosures required for annual financial statements and should be read in conjunction with the more complete disclosures contained in the audited financial statements of Zynaxis, Inc. ("Zynaxis" or the "Company") incorporated by reference in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1995.

The statements reflect, in the opinion of management, all adjustments of a normal and recurring nature necessary to present fairly the Company's consolidated financial position at June 30, 1996 and December 31, 1995, the consolidated results of operations for the three and six months ended June 30, 1996 and 1995, and the consolidated cash flows for the six months ended June 30, 1996 and 1995. The results of operations for the three and six months ended June 30, 1996, and the cash flows for the six months ended June 30, 1996, are not necessarily indicative of the results to be expected for the entire year.

Certain prior year amounts have been reclassified to conform to current year classifications.


Note 2 -  Background and Significant Uncertainties
- - ----------------------------------------------------

Zynaxis, Inc. was incorporated in Pennsylvania on March 5, 1987 and commenced operations in July 1988. The Company initially focused on the development of cell-mediated therapies and cellular diagnostic products including research reagents for cell tracking. Between 1988 and 1991, the Company received funding primarily through venture capital financing involving the issuance of convertible preferred stock and convertible notes, all of which have since been converted into Common Stock. In January 1992, the Company completed an initial public offering of its Common Stock, receiving net proceeds of approximately $23,300,000 through the sale of 2,875,000 shares of Common Stock. Between 1992 and 1994, the Company focused on development of products for site-directed drug delivery using its proprietary Zyn-Linker molecules and on the development of cellular diagnostic products including its Zymmune CD4/CD8 Cell Monitoring Kit.

During 1995 the Company modified its strategic direction, divesting its diagnostic products, acquiring vaccine delivery technologies, and focusing its resources on selected drug and vaccine delivery opportunities, which were anticipated, in the opinion of the Board of Directors and management, to yield an improved long-term return for both the Company and its shareholders compared to the Company's previous strategy of funding both therapeutic and diagnostic operations.

Four key events occurred in 1995 as a result of the Company's modified strategic direction: (i) the sale of the Company's diagnostic operations, accompanied by a significant reduction in work-force, (ii) the acquisition by merger of Secretech, Inc. ("Secretech") and associated technologies for oral and mucosal vaccine delivery, (iii) the completion of a private placement which raised net proceeds of $2,700,000 to fund operations, and (iv) the completion of a significant corporate collaborative agreement for the development of certain technologies acquired through the merger with Secretech. These events are described in detail within the Management's Discussion and Analysis of Financial Condition and Results of

Operations contained in the Company's Report on Form 10-K, as amended, for the year ended December 31, 1995.

The Company's strategic goal is to become a profitable organization with positive cash flow from operations by developing varied applications of its drug and vaccine delivery platforms through significant cash-generating collaborations with pharmaceutical and biotechnology firms. The Company expects that these revenues will initially take the form of license payments, milestone payments and research funding payments, but will ultimately take the form of royalty income as products developed by collaborators using the Company's technologies reach the market.

Other than the Company's Development and Licensing Agreement with ALK A/S ("ALK"), the Company has had limited success in executing such significant collaborations. The Company believes that development of its delivery technologies will ultimately result in favorable returns. Substantial development remains to be completed prior to realization of any such returns.

The Company has sustained significant operating losses and expects such losses to continue in the future as it continues to invest in product research and
development, preclinical research and, potentially, clinical trials.   The
Company has not received significant revenues from the sale of any of its products. For the period from its inception to June 30, 1996, the Company has an accumulated deficit of $47,045,000.

The Company's financial condition continues to be critical. Since December 31, 1995, the Company has primarily funded operations through the issuance of short-term promissory notes to certain holders of Series A Preferred Stock (the "Preferred Shareholders"), and the completion of an additional private offering which is described in detail in Notes 3 and 5 to these consolidated interim financial statements. Operational cash flows have been received by providing process chemistry services to the pharmaceutical, biotechnology and fine chemical industries, and by availing itself of government funding of its Zyn-Linker programs through Small Business Innovative Research ("SBIR") grants.


The Company is continuing efforts to raise cash to finance its ongoing operations. The Company's recent efforts have primarily been focused on attempting to sell the Cauldron Process Chemistry division ("Cauldron") and its related assets for cash.

In July 1996, the Company signed a binding letter of intent to sell Cauldron to Seloc AG ("Seloc"), a subsidiary of Schwarz Pharma. Cauldron was established by the Company to utilize its process chemistry expertise in response to growing demand for contract services. Cauldron provides collaborative consulting services on all aspects of bulk pharmaceutical production and offers process research, development and pilot scale-up facilities for the pharmaceutical, biochemical industries and fine chemical industries. In conjunction with the execution of the binding letter of intent, the Company received an exclusive option payment of $100,000, and an upfront payment of $50,000 on a Seloc process development contract.

The Company expects to receive a significant cash payment from Seloc upon signing of a definitive agreement of sale. The closing of this transaction is contingent upon the satisfaction of certain conditions principally related to the restructuring of real estate leases related to the Cauldron facility. Final
settlement of this sale is expected in September 1996.   Any cash inflows from
the sale of Cauldron will be used to first repay the Demand Promissory Notes discussed above, reduce certain outstanding obligations of the Company and then to fund continuing operations. The ability of the Company to survive as a going concern beyond the third quarter of 1996 is contingent on the receipt of these proceeds. There can be no assurance, however, that the Company will be able to successfully resolve the conditions precedent to the agreement or conclude these negotiations on a timely basis. If the Company is unable to conclude these negotiations, additional funding will be required in order to continue
operations.   There is no assurance that such additional funding  will be available. If no other funding is obtained by the Company, it may be required to cease operations.

As a result of its decision to sell Cauldron, the Company's future ability to produce clinical-grade supplies of Zyn-Linker conjugates (the "Conjugates") could be negatively impacted. The Company believes that it will be able to contract directly with Seloc or other suppliers for the production of these Conjugates, but there can be no assurance that such capacity will exist on terms acceptable to the Company.

The Company's ultimate survival is dependent upon its ability to generate significant and sustained revenues from corporate research and development collaborations through up-front, milestone or other funding payments. It is highly unlikely that the Company will be profitable and generating positive cash flow from operations by the end of 1997. Accordingly, the Company is exploring other opportunities to assure the viability of the technology and to protect shareholder value. These options include additional significant private placement of its equity securities, merger, acquisitions, joint ventures, technology sales, and technology acquisitions, among others (collectively, "Significant Strategic Transactions").

There can be no assurance that the Company will be able to complete any such Significant Strategic Transaction. If such a Significant Strategic Transaction is not completed before the end of 1997, the Company may be required to cease operations. If the Significant Strategic Transaction is a private placement of equity securities, the total amount raised could be limited by the market price of the Company's Common Stock, as well as the number of shares actually available for issuance. Any such private placement of equity securities could result in significant dilution to the then existing shareholders.


Note 3- Notes Payable to Shareholders
- - -------------------------------------

On December 28, 1995, the Company issued a $150,000 Demand Promissory Note (the " December 1995 Note") to one of its principal shareholders. A general partner of the shareholder is a member of the Board of Directors. This December 1995 Note bore interest at the annual rate of 10% and was initially due on the earlier of (i) a closing of a private offering of the Company's Common Stock in an amount of at least $2,000,000 or (ii) March 31, 1996. In connection with this transaction, the Company issued a warrant with a five year term to purchase 15,000 shares of the Company's Common Stock at an exercise price of $1.00 per share. On February 29, 1996, the holder of the December 1995 Note converted the outstanding principal balance and all accrued interest thereon to Common Stock with transfer restrictions, as described in Note 5 to the consolidated interim financial statements.

On May 3, 1996 the Company issued Demand Promissory Notes (the "May 1996 Notes") aggregating $200,000 to two of its principal shareholders. A general partner of one shareholder and the president of another shareholder are members of the Board of Directors. These May 1996 Notes bear interest at the annual rate of 11 1/4% and are due on the earlier of (i) the receipt by the Company of proceeds from the sale of Cauldron aggregating at least $1,000,000 or (ii) upon demand if the closing on the sale of Cauldron does not occur by September 30, 1996. The May 1996 Notes are convertible at the option of the holder into an aggregate of 200,000 shares of the Company's Common Stock at any time prior to repayment. In connection with the issuance of the May 1996 Notes, the Company issued warrants with a five year term to purchase 200,000 shares of the Company's Common Stock at an exercise price of $1.00 per share.

On June 7, 1996 the Company issued a $250,000 Demand Promissory Note to another of its principal shareholders. This note was canceled and reissued on July 17, 1996 due to a revision of the repayment terms (the "July 1996 Note"). This July 1996 Note bears interest at the annual rate of 11 1/4% and is due on the earlier of (i) the receipt by the Company of proceeds from the sale of Cauldron aggregating at least $1,000,000 or (ii) upon demand if the closing on the sale of Cauldron does not occur by October 15, 1996. This July 1996 Note is convertible at the option of the holder into an aggregate of 150,000 shares of the Company's Common Stock at any time prior to repayment. In connection with the issuance, the Company also issued a warrant with a five year term to purchase 25,000 shares of the Company's Common Stock at an exercise price of $1.00 per share.

Note 4  Long-term debt
- - ----------------------

Long-term debt consists of a ten-year note to the then lessor of the Company's office and research facility to finance certain leasehold and other improvements. The note bears interest at 13% and is fully collateralized by a $114,469 certificate of deposit. The amount of the collateral decreases each year. The certificate of deposit is included within restricted cash in the accompanying balance sheets.



Note 5- Stockholders' Equity
- - ----------------------------

Series A Convertible Preferred Stock
- - -------------------------------------
During the three months ended June 30, 1996, a holder of Series A Convertible Preferred Stock converted 60,000 shares of Series A Convertible Preferred Stock into 120,000 shares of Common Stock.

Common Stock
- - -------------
On February 29, 1996, the Company completed a private placement of Common Stock with transfer restrictions, raising proceeds of $500,000. Additionally, a $150,000 short-term promissory note payable held by a related party, plus accrued interest of $2,582, was converted to Common Stock with transfer restrictions on February 29, 1996.

Under terms of the above agreements, the Company issued an aggregate of 652,582 shares of Common Stock at a price of $1.00 per share. Additionally, the Company issued warrants to purchase 195,775 shares of Common Stock at an exercise price of $1.00 per share.

Stock Warrants
- - --------------

In connection with the issuances of the May 1996 Notes and the July 1996 Note described in Note 3 above, the Company issued warrants to purchase an aggregate of 225,000 shares of the Company's Common Stock. These warrants have a five year term and have an exercise price of $1.00 per share.


Note 6 - Collaborative, Contract and Grant revenues
- - ---------------------------------------------------

Collaboration with ALK A/S
- - --------------------------
In October 1995, the Company announced a development and licensing agreement with ALK, a leading European pharmaceutical company in the field of allergy immunotherapy. The collaboration involves certain of the technologies acquired in the merger with Secretech relating to bioactive substance delivery technology.

Under the terms of the ALK development and licensing collaboration, the Company has received payments aggregating $1,000,000. The Company received the second installment of $250,000 in January 1996, the third installment of $250,000 in April 1996, and the fourth and final installment payment of $250,000 in August 1996.

The Company also has agreed to provide ALK with research and development support of the licensed technology for which it will receive additional revenues based upon costs incurred. During the six months ended June 30, 1996, the Company recorded $18,700 of such revenue.

The agreement can be unilaterally terminated by either party in certain circumstances and with notification periods stated in the agreement.

The Company will receive a royalty of 7% on net sales of products using the Company's technology, increasing based upon certain sales criteria established within the agreement. The Company could also receive additional milestone payments of up to $2,000,000 based upon either FDA or certain other regulatory approvals of additional products using the Company's vaccine delivery technologies. There can be no assurance that ALK will ever obtain the appropriate regulatory approvals, or will ever generate any sales using the technology licensed from the Company.

Should the Company receive royalties under this agreement, it will be required to pay approximately 3% of the net sales of the licensed product to the original patent holder of the technology.


Contract Manufacturing
- - ----------------------
During the three and six months ended June 30, 1996, the Company, through its' Cauldron Process Chemistry division recognized contract manufacturing revenues of $135,400 and $287,300, respectively by providing process chemistry and pilot manufacturing services to other biotechnology, pharmaceutical and chemical organizations.

As discussed in Note 2 to the consolidated interim financial statements, the Company has signed a binding letter of intent to sell Cauldron to Seloc.


Grant Revenue
- - -------------
For the three and six months ended June 30, 1996, the Company recognized $58,100 and $167,500, respectively, pursuant to a SBIR grant awarded by the National Heart, Lung and Blood Institute. This grant is funding the preclinical development of Zyn-Linker molecules linked with heparin and the investigation of their ability to inhibit post-angioplasty restenosis and local thrombosis. This grant has been extended for a second year; the Company could recognize up to an additional $341,000 under the terms of this grant extension.

The Company has also received a Phase I SBIR grant for up to $100,000 to develop Zyn-Linker molecules linked with Taxol and the investigation of their ability to inhibit post-angioplasty restenosis and local thrombosis. The Company has recorded $15,200 of revenue related to this grant in the three and six months ended June 30, 1996.


Note 7 - Restructuring charge
- - -----------------------------

During the six months ended June 30, 1995, the Company recorded a restructuring charge as a result of its decision to sell its diagnostic technologies and assets and exit the diagnostic field. This $347,000 charge consisted of severance and severance-related expenses resulting from the termination of diagnostic employees, as well as amounts potentially due to certain distributors of the Company's Zymmune Cell Monitoring System pursuant to the terms and conditions of certain distribution agreements.


Note 8 - Gain on sale of diagnostic technologies and assets
- - -----------------------------------------------------------

Included in other income/(expense) for the three and six months ended June 30, 1995 is $1,101,300 received pursuant to the terms of an agreement with Phanos Technologies, Inc. for the sale of the Company's cell tracking molecules for use as research and diagnostic reagents, including certain Zyn-Linker patents owned by the Company. The Company retains all rights to the therapeutic uses of Zyn-Linkers.

Note 9 - Subsequent Event
- - --------------------------

As discussed in Note 2 to the consolidated interim financial statements, in July 1996, the Company signed a binding letter of intent to sell the assets of Cauldron to Seloc, a subsidiary of Schwarz Pharma. Revenues for Cauldron for the three and six months ended June 30, 1996 were $135,400 and $287,300, respectively. The transaction is to be completed during the latter part of 1996 and is not expected to have an unfavorable impact on the Company's operating results.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Introduction and overview
- - ---------------------------

This discussion should be read in conjunction with the information presented in the Consolidated Financial Statements and the related Notes to the consolidated interim financial statements.

The Company commenced operations in July 1988 and initially focused on the development of cell-mediated therapies and cellular diagnostic products including research reagents for cell tracking. Between 1988 and 1991, the Company received funding primarily through venture capital financing involving the issuance of convertible preferred stock and convertible notes, all of which have since been converted into Common Stock. In January 1992, the Company completed an initial public offering of its Common Stock, receiving net proceeds of approximately $23,300,000 through the sale of 2,875,000 shares of Common Stock. Between 1992 and 1994, the Company focused on development of products for site-directed drug delivery using its proprietary Zyn-Linker molecules and on development of cellular diagnostic products including its Zymmune CD4/CD8 Cell Monitoring Kit.

During 1995, the Company modified its strategic direction, divesting its diagnostic products, acquiring vaccine delivery technologies, and focusing its resources on selected drug and vaccine delivery opportunities, which were anticipated, in the opinion of the Board of Directors and management, to yield an improved long-term return for both the Company and its shareholders compared to the Company's previous strategy of funding both therapeutic and diagnostic operations.

Four key events occurred in 1995 as a result of the Company's modified strategic direction: (i) the sale of the Company's diagnostic operations, accompanied by a significant reduction in work-force, (ii) the acquisition by merger of Secretech, Inc. ("Secretech") and associated technologies for oral and mucosal vaccine delivery, (iii) the completion of a private placement which raised net proceeds of $2,700,000 to fund operations, and (iv) the completion of a significant corporate collaboration agreement for the development of certain technologies acquired through the merger with Secretech. These events are described in detail within Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Report on Form 10-K, as amended, for the year ended December 31, 1995.

The Company's strategic goal is to become a profitable organization with positive cash flow from operations by developing varied applications of its drug and vaccine delivery platforms through significant cash-generating collaborations with pharmaceutical and biotechnology firms. The Company expects that these revenues will initially take the form of license payments, milestone payments and research funding payments, but will ultimately take the form of royalty income as products developed by collaborators using the Company's technologies reach the market.

Other than the Company's Development and Licensing Agreement with ALK A/S ("ALK"), the Company has had limited success in executing such significant collaborations. While the Company believes that development of its delivery technologies will ultimately result in favorable returns, substantial development remains to be completed prior to realization of any such returns.

The Company has sustained significant operating losses and expects such losses to continue in the future as it continues to invest in product research and
development, preclinical research and, potentially, clinical trials.   The
Company has not received significant revenues from the sale of any of its products. For the period from its inception to June 30, 1996, the Company has an accumulated deficit of $47,045,000.

The Company's financial condition continues to be critical. The Company is pursuing numerous opportunities and alternatives in order to assure the viability of its technologies, to provide significant and sustained funding for these technologies and, ultimately, to improve shareholder value. Since December 31, 1995, the Company has funded its recent operations through the proceeds of a limited offering of its Common Stock, the proceeds from the issuance of short-term promissory notes to certain of its shareholders, and to a lesser extent, by providing process chemistry services to the pharmaceutical, biotechnology and fine chemical industries, and by availing itself of government funding of its Zyn-Linker programs through Small Business Innovative Research ("SBIR") grants. These funding activities are described below in "Liquidity, capital resources and plans to fund future operations."

The Company is subject to significant risks as described below in "Uncertainties and Risks."


Liquidity, capital resources and plans to fund future operations
- - -----------------------------------------------------------------

At June 30, 1996, the Company had cash, cash equivalents and short term securities of $168,300 and a working capital deficit of $1,084,700.

The Company's net cash used for operations was $1,287,200 and $3,413,700 for the six months ended June 30, 1996 and 1995, respectively. The 62% decrease in the use of cash for operations between the periods presented is primarily due to the divestiture of the Company's diagnostic operations and the resulting reduction in operating expenses, and the growth in collaborative, revenues and grant revenues, combined with sublease revenues described below.

The Company has funded operations since December 31, 1995 primarily through the issuance of short-term promissory notes to certain holders of Series A Preferred Stock (the "Preferred Shareholders"), and the completion of an additional private offering:

 Issuance of Short-term Promissory Notes
 ---------------------------------------
 The Company issued an aggregate of $450,000 of Demand Promissory Notes (the "Notes") to three of its Preferred Shareholders in exchange for cash to fund operations. These Notes bear interest at an annual rate of 11/1/4/% and are to be repaid on the earlier of (a) the date the Company receives aggregate proceeds of at least $1,000,000 from the sale of Cauldron Process Chemistry as described below, or (b) selected dates in the third or fourth quarters of 1996. As additional consideration the Company issued an aggregate of 225,000 warrants to purchase Common Stock of the Company with an exercise price of $1.00 per share. Should the Company be unable to successfully conclude negotiations on the sale of its process chemistry operations, in the absence of any other financing, it would be unable to repay these Notes.

 Completion of Private Placement
 -------------------------------
 On February 29, 1996, the Company received cash proceeds of $500,000 in a private placement of Common Stock to an institutional investor. Under the terms of the purchase agreement, the Company issued 500,000 shares of unregistered Common Stock at a price of $1.00 per share, and a warrant to purchase 150,000 shares of Common Stock with transfer restrictions at an exercise price of $1.00 per share. Additionally, on February 29, 1996, the Company converted a $150,000 bridge loan from a Preferred Shareholder and accrued interest thereon into 152,582 shares of Common Stock with transfer restrictions and issued a warrant to purchase 45,775 shares of Common Stock at an exercise price of $1.00 per share.

The Company is continuing efforts to raise cash to finance its ongoing operations. The Company's efforts have primarily been focused on attempting to sell the Cauldron Process Chemistry division ("Cauldron") and its related assets for cash.

In July 1996, the Company signed a binding letter of intent to sell Cauldron to Seloc AG ("Seloc"), a subsidiary of Schwarz Pharma. Cauldron was established by the Company to utilize its process chemistry expertise in response to growing demand for contract services. Cauldron provides collaborative consulting services on all aspects of bulk pharmaceutical production and offers process research, development and pilot scale-up facilities for the pharmaceutical, biochemical industries and fine chemical industries. In conjunction with the execution of the binding letter of intent, the Company received an exclusive option payment of $100,000, and an upfront payment of $50,000 on a Seloc process development contract.

The Company expects to receive a significant cash payment from Seloc upon signing of a definitive agreement of sale. The closing of this transaction is contingent upon the satisfaction of certain conditions principally related to the restructuring of real estate leases related to the Cauldron facility. Final
settlement of this sale is expected in September 1996.   Any cash inflows from
the sale of Cauldron will be used to first repay the Demand Promissory Notes discussed above, reduce certain outstanding obligations of the Company and then to fund continuing operations. The ability of the Company to survive as a going concern beyond the third quarter of 1996 is contingent on the receipt of these proceeds. There can be no assurance, however, that the Company will be able to successfully resolve the conditions precedent to the agreement or conclude these negotiations on a timely basis. If the Company is unable to conclude these negotiations, additional funding will be required in order to continue
operations.   There is no assurance that such additional funding  will be available. If no other funding is obtained by the Company, it may be required to cease operations.

As a result of its decision to sell Cauldron, the Company's future ability to produce clinical-grade supplies of Zyn-Linker conjugates (the "Conjugates") could be negatively impacted. The Company believes that it will be able to contract directly with Seloc or other suppliers for the production of these Conjugates, but there can be no assurance that such capacity will exist on terms acceptable to the Company.

The Company's ultimate survival is dependent upon its ability to generate significant and sustained revenues from corporate research and development collaborations through up-front, milestone or other funding payments. It is highly unlikely that the Company will be profitable and generating positive cash flow from operations by the end of 1997. Accordingly, the Company is exploring other opportunities to assure the viability of the technology and to protect shareholder value. These options include additional significant private placement of its equity securities, merger, acquisitions, joint ventures, technology sales, and technology acquisitions, among others (collectively, "Significant Strategic Transactions").

There can be no assurance that the Company will be able to complete any such Significant Strategic Transaction. If such a Significant Strategic Transaction is not completed before the end of 1997, the Company may be required to cease operations. If the Significant Strategic Transaction is a private placement of equity securities, the total amount raised could be limited by the market price of the Company's Common Stock, as well as the number of shares actually available for issuance. Any such private placement of equity securities could result in significant dilution to the then existing shareholders.


Uncertainties and Risks
- - ------------------------

The Company continues to be subject to significant uncertainty and risk. The Company's independent public accountants have included an explanatory paragraph in their report covering the Company's financial statements for the fiscal year ended December 31, 1995, expressing substantial doubt about the Company's ability to continue as a going concern. These risks and uncertainties arise from a number of factors, some of which are described below, including those inherent in the biotechnology industry as well as those resulting from the Company's poor financial condition, as previously discussed.

The Company is critically short of cash to fund its operations and has a severe working capital deficit. Current cash resources, augmented by expected collaborative and other revenues are only sufficient to fund operations into but not beyond the third quarter of 1996. The Company has continued to explore opportunities to complete additional equity financings, but to date in 1996 has only been able to raise $500,000 of cash proceeds as described above. The ability of the Company to operate as a going concern with its current portfolio of technologies under development for the remainder of 1996 and into 1997 will primarily be determined by the amounts raised from the Cauldron sale.

Even if the Company realizes significant cash inflows from the sale of Cauldron, in order to fund its operations and technologies, the Company believes that its must actively and aggressively explore opportunities to assure the viability of the technology and to protect shareholder value. The range of possible Significant Strategic Transactions is described above.

The Company currently has approximately 7,000,000 additional shares of Common Stock authorized and available for issuance. Without shareholder approval of an increase in authorized capital, the actual amount which could be raised in any financing or used in any type of Significant Strategic Transaction, may be limited, depending upon the actual terms of any such transaction.

Prior to December 20, 1995, the Company's Common Stock traded on the Nasdaq National Market. The NASD By-Laws required the Company to maintain certain quantitative standards for continued listing on the Nasdaq National Market. These standards included, among other things, a minimum bid price of $1.00 per share for the Common Stock, or, in the alternative, market value of public float of $3,000,000 and $4,000,000 of net tangible assets. Additionally, an issuer such as the Company which had sustained losses from continuing operations and/or net losses in three of its last four most recent fiscal years was required to have net tangible assets of at least $4,000,000. Due to the Company's inability to consistently meet these standards, the Company's Common Stock was removed from the Nasdaq National Market and is now traded on the Nasdaq SmallCap Market. This could limit the Company's ability to raise additional capital and reduce the liquidity of the Company's shareholders. Additionally, unlike the Nasdaq National Market, the Nasdaq SmallCap Market does not entitle listing companies to an automatic exemption from the majority of state securities registration and reporting requirements.

If the Company is unable to raise significant additional funds, it will be required to severely reduce or terminate operations. A severe reduction in operations would ultimately limit the ability of the Company to perform under its current collaborative agreements and would limit the advance of the Company's technologies under development. Ultimately, the Company may need to obtain funds through arrangements that require it to relinquish rights to certain or all of its technologies or product candidates; it may still be required to curtail or further divest research programs or totally cease operations and liquidate remaining assets, if any. Should the Company determine that it is no longer in the best interest of its shareholders to continue operations, the ability of the Company to fund an orderly disposition of assets, pay off its then outstanding liabilities and return any remaining cash to its shareholders will be limited by the amount of working capital then on hand, if any.

As a result of the 1995 change in strategic direction, the Company is focusing virtually all of its resources on drug and vaccine delivery technologies. Therapeutic and vaccine product development is subject to significant risks. Product opportunities that the Company is presently pursuing will require substantial additional research, development, clinical testing and regulatory approvals prior to commercialization. These activities are time-consuming and expensive. The ability of the Company to advance these technologies will be highly dependent upon the Company's available cash resources and the ability of the Company to obtain significant and sustained funding from collaborative partners, investors or other sources. To date, the Company has had limited success in obtaining substantial funding from collaborative partners. There is no assurance that the Company will be successful in the future. Pharmaceutical companies seeking collaborative arrangements in order to avail themselves of products in the development stage have become increasingly selective and have required substantial proof of principle, safety and efficacy before agreeing to provide substantial collaborative funding. Significant cash expenditures are required to obtain such evidence of principle, safety and efficacy.

Even if a product candidate appears promising at an early stage of development, there is no assurance that it can be successfully commercialized due to a number of factors. Such possibilities include that the product will prove to be ineffective or unsafe during clinical trials, will fail to receive necessary domestic or foreign regulatory approvals on a timely basis, will not be accepted by patients or physicians, will be difficult to manufacture on a commercial scale, will be uneconomical to market or will be precluded from commercialization by proprietary rights of others.

The Company's success depends in part on its ability to obtain patents, maintain trade secret protection and operate without infringing on the proprietary rights of others. The Company has filed applications for U.S. and foreign patents and holds several issued U.S. patents and related know-how. The Company also has exclusive licenses to certain oral vaccine delivery technologies from third parties under various U.S. patent applications. There can be no assurance that any of the Company's patent applications will be approved, that the Company will develop additional proprietary technologies that are patented, that any patents issued by the Company or its licensors will provide the Company with any competitive advantages or will not be challenged by third parties, or that the patents of others will not have an adverse effect on the ability of the Company to operate in a particular field. Patent law relating to the scope of claims in the biotechnology field is still evolving and the degree of future protection
for the Company's proprietary rights is uncertain.   Furthermore, there can be
no assurance that others will not independently develop similar technologies, or design around patents issued to the Company. The failure by the Company to obtain appropriate patent protection may make certain of its products commercially unattractive.

The Company's strategy for the research, development, manufacture and marketing of therapeutic and vaccine products using its delivery technologies is to enter into various arrangements with corporate partners, licensors, licensees and others. The Company has no commercial-scale manufacturing or clinical trial capabilities. Therefore, the successful commercialization of the Company's therapeutic and vaccine technologies is dependent upon the Company's ability to enter into such arrangements and the ability of these third parties to perform their agreed-upon responsibilities. Although the Company believes that parties to any such arrangements would have an economic motivation to succeed in performing their contractual responsibilities, the actual performance under the arrangements is outside of the control of the Company.

Research, preclinical development, clinical trials and manufacturing and marketing of pharmaceutical products are subject to extensive, costly and rigorous regulation by government authorities in the United States and other countries. The process of obtaining required regulatory approval from the FDA and other regulatory authorities often takes many years and can vary substantially based upon the type, complexity, novelty and application of the product. As with any investigational new drug or vaccine, additional government regulations may be promulgated which could impose additional costly and time consuming testing procedures necessary to obtain regulatory approval. There can be no assurance that any products developed by the Company alone or, more than likely, in collaboration with others will be determined to be safe and efficacious in clinical trials or meet other applicable regulatory standards to receive the necessary approvals for manufacture and marketing. Even if such approvals are obtained, post-market evaluation of the products could result in limitations of the approvals. Delays in obtaining U.S. or foreign approvals could adversely affect the marketing of the Company's or co-developed products of its collaborators and diminish any competitive advantage. Even if FDA and/or foreign regulatory approvals are obtained, there can be no assurance that such products will be accepted and prescribed by physicians, or will be accepted by third party insurers or government health administration authorities as a reimbursable expense. In addition, delays in regulatory approvals that may be encountered by corporate collaborators or other licensees of the Company could adversely affect the Company's ability to receive royalties under such arrangements.

The Company operates in rapidly evolving fields. New developments are expected to continue at a rapid pace in the biotechnology industry, large pharmaceutical companies and academia. These institutions represent significant competition to the Company; this competition is intense and is expected to increase. Most of the competitors have substantially greater capital resources, research and development staffs and facilities, and have substantially greater expertise in conducting clinical trials, obtaining regulatory approvals, and manufacturing and marketing products than the Company. There can be no assurance that developments by others will not render the Company's technologies and products employing that technology obsolete or noncompetitive.

Because of its weakened financial condition, the Company has limited its funding of its Zyn-Linker programs to the extent funded by collaborations or government grants. In particular, the Company has had to delay safety and toxicology testing for certain anti-tumor Zyn-Linkers. Limiting funding of programs increases the risk to the Company that corporate alliances may not be finalized or that competitors may render the Company's programs obsolete or noncompetitive.


Results of Operations
- - ---------------------

Revenues totaled $495,700 and $1,038,700 in the three and six months ended June 30, 1996 as compared to $49,600 and $172,700 for the corresponding periods of
1995.   Revenues by major source in each of these periods were as follows:

                                  Three Months Ended    Six Months Ended
                                  ------------------    ----------------
                                       June 30,             June 30,
                                       --------             --------
                                    1996      1995       1996       1995
                                    ----      ----       ----       ----
   Collaborative revenue from ALK  $250,000  $     -  $  518,700   $      -
   Contract revenues                135,400        -     287,300          -
   Government grant revenues         73,300        -     182,600          -
   Other collaborative revenues      37,000   22,800      50,100     31,500
   Research reagent sales                 -    8,100           -     76,500
   Zymmune-related sales                  -   18,700           -     64,700
                                -------------------------------------------
                                   $495,700  $49,600  $1,038,700   $172,700
                                ===========================================

Collaborative revenue from ALK is a result of a development and licensing agreement entered into between ALK and the Company in September 1995. The Company received the second $250,000 payment under the agreement in January 1996 and received the third $250,000 in April, 1996. Subsequent to the date of the financial statements discussed herein, in August, 1996, the Company received the fourth and final $250,000 payment from ALK. The Company has also recorded a limited amount of revenue related to research conducted on behalf of ALK during the six months ended June 30, 1996, and expects to record additional revenues as ALK-funded research is performed.

Contract revenues commenced late in 1995 and have been generated by the Company's Cauldron Process Chemistry division. As discussed above, the Company is currently negotiating to sell this operation and expects such sale to be completed late in 1996. After the sale of Cauldron, no additional contract revenues will be generated.

Government grant revenues represent amounts earned pursuant to two SBIR grants to develop the Company's Zyn-Linker/Heparin and Zyn-Linker/Taxol delivery systems for the treatment of restenosis. At June 30, 1996, $341,000 and $84,900 remains to be billed under the terms of a Phase II SBIR grant to develop Zyn-Linker/Heparin and a Phase I SBIR grant to develop Zyn-Linker/Taxol, respectively.

Included in 1995 revenues are research reagent and Zymmune-related sales generated by the Company's diagnostic operations, which were divested during 1995.

Research and development expenses totaled $928,700 and $1,871,600 in the three and six months ended June 30, 1996, respectively. For the corresponding periods in 1995, research and development expense totaled $1,716,700 and $2,970,100, respectively. Included in research and development expenses for the three and six months ended June 30, 1995 are $531,500 of research and development expenses for Secretech, which the Company acquired on July 27, 1995. During the second quarter of 1995 the Company provided working capital to Secretech to fund all of Secretech's operations. Also included in research and development expenses in the three and six months ended June 30, 1995 are diagnostic-related expenses of $189,500 and $472,800. The Company completed its divestiture of these operations in the fourth quarter of 1995.

Marketing, general and administrative costs were $400,000 and $913,130 in the three and six months ended June 30, 1996, respectively, compared to $453,200 and $977,300 in the three and six months ended June 30, 1995, respectively. Reduced diagnostic marketing, travel and certain other administrative expenses have been partially offset by increased patent-related and consulting costs associated with the Company's expanded technology platforms resulting from the Secretech acquisition in July 1995.

During the six months ended June 30, 1995, in connection with the decision to divest its diagnostic operations, the Company recorded a restructuring charge of $347,400 representing severance payments, inventory buy-back payments, and certain other costs associated with and directly attributable to the decision to terminate its diagnostic operations.

Net other income of $129,700 and $221,700 in the three and six months ended June 30, 1996, respectively, primarily represents income from the Company's subleasing of certain excess space at its Malvern facility. Other income for three and six months ended June 30, 1995 was $1,113,700 and $1,113,800, respectively. Included in 1995 other income for the 1995 periods presented is a one-time gain of $1,101,300 recorded in connection with the sale of its research reagent business to Phanos Technologies, Inc.

Part II, OTHER INFORMATION
Item 6 Exhibits and Reports on Form 8-K

(a)    Exhibits
       --------

The following is a list of exhibits filed as part of this quarterly report on Form 10-Q:

- - ----------------------------------------------
10.1  $100,000 Demand Promissory Note dated
      May 3, 1996 issued by the Registrant to
      Euclid Partners III, L.P.
- - ----------------------------------------------
10.2  Warrant dated May 3, 1996 issued by the
      Registrant to Euclid Partners III, L.P.
- - ----------------------------------------------
10.3  Registration Rights Agreement dated May
      3, 1996 between the Registrant and
      Euclid Partners III, L.P.
- - ----------------------------------------------
10.4  $100,000 Demand Promissory Note dated
      May 3, 1996 issued by the Registrant to
      Plexus Ventures, Inc.
- - ----------------------------------------------
10.5  Warrant dated May 3, 1996 issued by the
      Registrant to Plexus Ventures, Inc.
- - ----------------------------------------------
10.6  Registration Rights Agreement dated May
      3, 1996 between the Registrant and
      Plexus Ventures, Inc.
- - ----------------------------------------------
10.7  $250,000 Demand Promissory Note dated
      July 17, 1996 issued by the Registrant
      to S.R. One, Ltd.
- - ----------------------------------------------
10.8  Warrant dated June 7, 1996 issued by
      the Registrant to S.R. One, Ltd.
- - ----------------------------------------------
10.9  Marketing Rights Agreement dated July
      24, 1996 between the Registrant and
      Phanos Technologies, Inc.
- - ----------------------------------------------



(b)  Reports on Form 8-K
     -------------------

No reports on Form 8-K  were filed during the quarter ended June 30, 1996.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          ZYNAXIS, INC.
                                          -------------
                                         (Registrant)



Date:  August 9, 1996           By:  /s/ Martyn Greenacre
      ----------------------         ------------------------
                                     Martyn Greenacre
                                          President and Chief Executive
                                          Officer (Principal Executive Officer)



Date:  August, 9, 1996          By:  /s/ Francis Michael Conway
      ----------------------         ------------------------
                                     Francis Michael Conway
                                          Controller, Treasurer
                                          and Secretary
                                         (Principal Financial and
                                          Accounting Officer)

                                 Exhibit Index
                                 -------------


The page numbers listed refer to the page number where such exhibits are located in this form 10-Q Report using the Sequential numbering system specified in Rules 0-3 and 403.




Exhibit                            Description                       Page
- - -------                            -----------                       ----
   10.1  Promissory Note dated May 3, 1996 between the Registrant and Euclid Partners III, L.P.
   10.2  Warrant dated May 3, 1996 issued by the Registrant to
         Euclid Partners III, L.P.
   10.3  Registration Rights Agreement dated May 3, 1996 between the Registrant and Euclid Partners III, L.P.
   10.4  Promissory Note dated May 3, 1996 between the Registrant and Plexus Ventures, Inc.
   10.5  Warrant dated May 3, 1996 issued by the Registrant to
         Plexus Ventures, Inc.
   10.6  Registration Rights Agreement dated May 3, 1996 between the Registrant and Plexus Ventures, Inc.
   10.7  Promissory Note dated May 3, 1996 between the Registrant and S.R.One, Ltd.
   10.8  Warrant dated May 3, 1996 issued by the Registrant
         to S.R.One, Ltd.
   10.9  Marketing Rights Agreement dated July 24, 1996 between the Registrant and Phanos Technologies, Inc.