Form 10-Q
period 1996-09-30
ZYNAXIS INC
filed 1996-11-12
CIK 864076

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

(MARK ONE:)

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1996
                               ------------------

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from __________ to __________



                          Commission file number 0-19701
                                                 -------


                                 ZYNAXIS, INC.
             (Exact name of Registrant as specified in its charter)
             ------------------------------------------------------

            Pennsylvania                            23-2562913
            ------------                            ----------
  (State or other jurisdiction of            (IRS Employer I.D. No.)
   incorporation or organization)


               371 Phoenixville Pike, Malvern, Pennsylvania 19355
               --------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (610) 889-2200
                                 --------------
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

Shares of Common Stock outstanding at November 7, 1996 were 10,332,550.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


                         ZYNAXIS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                  SEPTEMBER 30,   DECEMBER 31,
                                                      1996            1995
                                                  -------------   ------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                       $   223,177     $   411,706
  Short-term securities                                    --          97,437
  Collaborative, contract and grant
   revenue receivable (Note 6)                        134,111         111,263
  Restricted cash                                      25,157          23,735
  Prepaid expenses                                     41,062          25,765
  Other current assets                                 21,498          43,226
                                                  -----------     -----------
    Total current assets                              445,005         713,132

PROPERTY AND EQUIPMENT (NOTE 9):
  Equipment                                         2,896,333       2,907,858
  Leasehold improvements                            3,044,256       3,028,323
                                                  -----------     -----------
                                                    5,940,589       5,936,181
  Less accumulated depreciation
   and amortization                                (3,880,206)     (3,090,640)
                                                  -----------     -----------
    Net property and equipment                      2,060,383       2,845,541

OTHER ASSETS:
  Restricted cash                                      77,320         109,711
  Other long-term assets                               36,045          31,869
  Note receivable                                     314,516         287,575
                                                  -----------     -----------
    Total other assets                                427,881         429,155

                                                  $ 2,933,269     $ 3,987,828
                                                  ===========     ===========


The accompanying notes are an integral part of these statements.

                         ZYNAXIS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (CONTINUED)
                                  (UNAUDITED)

                                                 SEPTEMBER 30,   DECEMBER 31,
                                                     1996            1995
                                                 -------------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                $    863,147    $    747,777
 Accrued expenses                                     335,544         487,794
 Notes payable to shareholders (Note 3)               450,000         150,000
 Current maturities of long-term debt (Note 4)         34,117          25,050
 Current portion of other long-term obligations        40,698          36,209
 Deferred income                                       29,159              --
                                                 ------------    ------------
  Total current liabilities                         1,752,665       1,446,830

LONG-TERM DEBT (NOTE 4)                                58,745          79,909

OTHER LONG-TERM OBLIGATIONS                            98,342         103,494

COMMITMENTS AND CONTINGENCIES (NOTE 2)

STOCKHOLDERS' EQUITY (NOTE 5):
 Series A preferred stock, 8% cumulative,
  2,000,000 authorized shares. 1,412,500 and
  1,500,000 issued and outstanding at September
  30, 1996 and December 31, 1995, respectively
  (liquidation preference of $3,150,266 at
  September 30, 1996)                               2,554,305       2,712,535
 Common Stock, $.01 par value, 25,000,000
  shares authorized and 10,298,002 and
  9,460,676 issued and outstanding at
  September, 30, 1996 and December 31, 1995,
  respectively                                        102,980          94,607
Additional paid-in capital                         45,881,678      45,071,223
Accumulated deficit                               (47,515,446)    (45,520,770)
                                                 ------------    ------------
                                                    1,023,517       2,357,595

                                                 $  2,933,269    $  3,987,828
                                                 ============    ============

The accompanying notes are an integral part of these statements.

                         ZYNAXIS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                              THREE MONTHS ENDED SEPTEMBER 30,
                                                 1996                 1995
                                              ----------           -----------
REVENUES:
---------
  Collaborative, contract and grant
   revenues (Note 6)                          $  650,512           $   133,148
                                              ----------           -----------
                                                 650,512               133,148
COSTS AND EXPENSES:
-------------------
  Research and development                       910,214             1,222,359
  Marketing, general and administrative          420,226               569,911
  Charge for acquired research and
   development                                        --             3,647,321
                                              ----------           -----------
                                               1,330,440             5,439,591

OPERATING LOSS                                  (679,928)           (5,306,443)

OTHER INCOME (EXPENSE):
-----------------------
  Interest income                                 12,950                39,543
  Interest expense                               (17,908)               (6,498)
  Other                                          214,591                83,652
  Gain on sale of diagnostic technologies
   and assets (Note 8)                                --               494,354
                                              ----------           -----------
                                                 209,633               611,051

NET LOSS                                      $ (470,295)          $(4,695,392)
                                              ==========           ===========

Net loss per common share                         ($0.05)               ($0.63)
                                              ==========           ===========

Shares used in computing net loss per
 common share                                 10,297,288             7,419,847
                                              ==========           ===========


The accompanying notes are an integral part of these statements.

                         ZYNAXIS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                1996               1995
                                            ------------        -----------
REVENUES:
---------
  Collaborative, contract and grant
   revenues (Note 6)                         $ 1,689,205        $   164,627
  Sales                                               --            141,189
                                             -----------        -----------
                                               1,689,205            305,816
COSTS AND EXPENSES:
-------------------
  Research and development                     2,781,827          4,192,422
  Marketing, general and administrative        1,333,356          1,547,162
  Restructuring charge (Note 7)                       --            347,436
  Charge for acquired research and
   development                                        --          3,647,321
  Cost of sales                                       --             40,261
                                             -----------        -----------
                                               4,115,183          9,774,602

OPERATING LOSS                                (2,425,978)        (9,468,786)

OTHER INCOME (EXPENSE):
-----------------------
  Interest income                                 42,687             70,517
  Interest expense                               (31,731)           (32,413)
  Other                                          420,346             91,134
  Gain on sale of diagnostic technologies
   and assets (Note 8)                                --          1,595,616
                                             -----------        -----------
                                                 431,302          1,724,854

NET LOSS                                     $(1,994,676)       $(7,743,932)
                                             ===========        ===========

Net loss per common share                    $     (0.20)       $     (1.29)
                                             ===========        ===========

Shares used in computing net loss per
 common share                                 10,060,509          5,988,748
                                             ===========        ===========


The accompanying notes are an integral part of these statements.

                         ZYNAXIS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                1996               1995
                                            ------------        -----------
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss                                     $(1,994,676)       $(7,743,932)
Adjustments to reconcile net loss to net
 cash used for operating activities:
Charge for acquired research and
 development                                          --          3,647,321
Gain on sale of diagnostic technologies
 and assets                                           --         (1,595,616)
Depreciation and amortization                    762,694            878,445
Deferred compensation                                 --              3,771
Issuance of Common Stock to 401k plan              8,428             13,760
Decrease (increase) in
----------------------
    Restricted cash                               30,969             20,433
    Prepaid expenses                             (15,297)             6,863
    Collaborative, contract and grant
     revenue receivable                          (22,848)          (125,775)
    Other current assets                          21,727            (49,660)
    Other long term assets                        (4,176)            16,881
Increase (decrease) in
----------------------
    Accounts payable                             115,370            267,126
    Accrued expenses                            (152,249)           114,870
    Deferred income                               29,159                 --
    Other long-term obligations                  (22,491)           (22,489)
                                             -----------        -----------
      Net cash used for operating
       activities                             (1,243,390)        (4,568,003)

CASH FLOW FROM INVESTING ACTIVITIES:
  Purchases of property and equipment             (4,408)           (43,743)
  Proceeds from sale of diagnostic
   technologies and assets                            --          1,200,000
  Payment of merger-related fees and
   expenses                                           --           (423,174)
  Net sales short-term securities                 97,437          2,126,176
                                             -----------        -----------
      Net cash from investing activities          93,029          2,859,259

CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from issuance of Common Stock         500,000          2,712,536
  Proceeds from issuance of short-term
   promissory notes to Shareholders              450,000                 --
  Proceeds from capital lease financing           25,640             10,284
  Proceeds from exercise of Common Stock
   options                                         2,103              5,000
  Principal payments on capital lease
   obligations                                    (3,813)           (16,457)
  Principal payments on notes payable            (12,098)          (336,832)
                                             -----------        -----------
      Net cash from financing activities         961,832          2,374,531

Net (decrease) increase in cash and cash
 equivalents                                    (188,529)           665,787
Cash and cash equivalents, beginning of
 period                                          411,706             90,280
                                             -----------        -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD     $   223,177        $   756,067
                                             ===========        ===========


--------------------------------------------------------------------------------

Supplemental disclosure of cash flow information:
-------------------------------------------------
Cash paid for interest expense                                $11,060   $25,745

--------------------------------------------------------------------------------
The accompanying notes are an integral part of these statements.

                         ZYNAXIS, INC. AND SUBSIDIARIES
                         ------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                  (UNAUDITED)
                                  -----------

NOTE 1 - BASIS OF PRESENTATION
------------------------------

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

The statements reflect, in the opinion of management, all adjustments of a normal and recurring nature necessary to present fairly the Company's consolidated financial position at September 30, 1996 and December 31, 1995, the consolidated results of operations for the three and nine months ended September 30, 1996 and 1995, and the consolidated cash flows for the nine months ended September 30, 1996 and 1995. The results of operations for the three and nine months ended September 30, 1996, and the cash flows for the nine months ended September 30, 1996, are not necessarily indicative of the results to be expected for the entire year.

Certain prior year amounts have been reclassified to conform to current year classifications.

NOTE 2 - BACKGROUND AND SIGNIFICANT UNCERTAINTIES
-------------------------------------------------

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

During the latter part of 1995, the Company established as its strategic goal to become a profitable organization with positive cash flow from operations by developing varied applications of its drug and vaccine delivery platforms through significant cash-generating collaborations with pharmaceutical and biotechnology firms.

During the first nine months of 1996, the Company attempted to develop its technologies and enter into significant corporate collaborations. Other than the Company's Development and Licensing Agreement with ALK A/S ("ALK"), the Company has had limited success in entering into such significant collaborations. The Company has sustained significant operating losses and expects such losses to continue in the future. The Company has not received significant revenues from the sale of any of its products. For the period from its inception to September 30, 1996, the Company has an accumulated deficit of $47,515,000.

During the first nine months of 1996, the Company has attempted to raise cash to finance its ongoing operations. The Company's efforts have primarily been focused on attempting to sell the Cauldron Process Chemistry division ("Cauldron") and its related assets for cash. Cauldron was established by the Company to utilize its process chemistry expertise in response to growing demand for contract services. Cauldron provides collaborative consulting services on all aspects of bulk pharmaceutical production and offers process research, development and pilot scale-up facilities for the pharmaceutical, biochemical industries and fine chemical industries. In July 1996, the Company signed a binding letter of intent to sell Cauldron to Seloc AG ("Seloc"), a subsidiary of Schwarz Pharma. In conjunction with the execution of the binding letter of intent, the Company received an exclusive option payment of $100,000, and an up-front payment of $50,000 on a Seloc process development contract.

On August 27, 1996, the Company received notification that Seloc was terminating its agreement in principle to purchase Cauldron (the "Seloc Termination"). The Company immediately revived discussions with previous potential purchasers and initiated discussions with others.

The Seloc Termination precipitated three significant strategic decisions.

Reduction in Operations and Workforce
-------------------------------------
The Company determined that, in order to conserve its limited cash resources, it must limit its activities to those which were cash positive or were essential to the Company's operations. Accordingly, during September, 1996, the Company reduced its workforce by 40%. As a result, the Company's operations have been reduced to its Cauldron process chemistry operations, the research and development which is funded through Small Business Innovative Research Grants ("SBIRs") and other essential corporate functions.

Sale of Zyn-Linker Technologies
-------------------------------
On September 23, 1996, the Company entered into an Exclusive License Agreement and Purchase Option with Phanos Technologies, Inc. ("Phanos") related to intellectual property related to its Zyn-Linker technologies. Under terms of this agreement, Phanos was given a license and purchase option to acquire all of the Company's Zyn-Linker technology. The Company had previously licensed certain diagnostic applications of Zyn-Linkers to Phanos. Upon execution of this agreement, the Company received a $50,000 initial deposit, of which $5,000 is
non-refundable.   In October, 1996, the Company received an additional deposit, which is fully refundable, of $150,000. If Phanos elects to exercise its purchase option, it will be required to pay an additional $525,000.

Decision to aggressively pursue significant corporate transaction
-----------------------------------------------------------------
During the first half of 1996, the Company had determined that, while its ultimate survival is dependent upon its ability to generate significant and sustained revenues from corporate research and development collaborations through up-front, milestone or other funding payments, in order to assure the viability of the technology and to protect shareholder value, it needed to generate significant cash inflows to the Company. Options identified included a significant private placement of its equity securities, merger, acquisitions, joint ventures, technology sales, and technology acquisitions, among others (collectively, "Significant Strategic Transactions"). As a result of the Seloc Termination, the Company began to aggressively pursue a Significant Strategic Transaction.

The Company is currently negotiating such a Significant Strategic Transaction. Given its financial condition and reduced viability, the Company believes that this transaction represents the only option available to optimize the value to its shareholders of its remaining assets, including but not limited to its oral vaccine delivery technologies, its Cauldron operations and the Company's status as a public company.

The Company is critically short of cash to fund its operations and has a severe working capital deficit. Current cash resources, augmented by expected collaborative and other revenues, are only sufficient to fund operations into, but not beyond, the latter part of the fourth quarter of 1996. The ability of the Company to operate as a going concern with its reduced research and development efforts will primarily be determined by its ability to complete a Significant Corporate Transaction. There is no assurance that the Company will ultimately complete this Significant Corporate Transaction. Additionally, the Company believes that certain matters associated with its anticipated Significant Corporate Transaction may require the approval of shareholders. If the Company is unable to complete the contemplated Significant Corporate Transaction, or if the shareholders fail to approve certain conditions precedent to closing of the Significant Corporate Transaction, the Company will not be able to continue operations. Should the Company determine that it is no longer in the best interest of its shareholders to continue operations, the ability of the Company to fund an orderly disposition of assets, pay off its then outstanding liabilities and return any remaining cash to its shareholders will be limited by the amount of working capital then on hand, if any.

NOTE 3 - NOTES PAYABLE TO SHAREHOLDERS
--------------------------------------

On December 28, 1995, the Company issued a $150,000 Demand Promissory Note (the "December 1995 Note") to one of its principal shareholders. A general partner of the shareholder is a member of the Board of Directors. This December 1995 Note bore interest at the annual rate of 10% and was initially due on the earlier of
(i) a closing of a private offering of the Company's Common Stock in an amount of at least $2,000,000 or (ii) March 31, 1996. In connection with this transaction, the Company issued a warrant with a five year term to purchase 15,000 shares of the Company's Common Stock at an exercise price of $1.00 per share. On February 29, 1996, the holder of the December 1995 Note converted the outstanding principal balance and all accrued interest thereon to Common Stock with transfer restrictions, as described in Note 5 to the consolidated interim financial statements.

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

NOTE 4 - LONG-TERM DEBT
-----------------------

Long-term debt consists of a ten-year note to the then lessor of the Company's office and research facility to finance certain leasehold and other improvements. The note bears interest at 13% and is fully collateralized by a $91,141 certificate of deposit. The amount of the collateral decreases each year. The certificate of deposit is included within restricted cash in the accompanying balance sheets.

NOTE 5 - STOCKHOLDERS' EQUITY
-----------------------------

Series A Convertible Preferred Stock
------------------------------------
During the nine months ended September 30, 1996, a holder of Series A Convertible Preferred Stock converted a total of 87,500 shares of Series A Convertible Preferred Stock into 175,000 shares of Common Stock.

Common Stock
------------
On February 29, 1996, the Company completed a private placement of Common Stock with transfer restrictions, raising proceeds of $500,000. Additionally, a $150,000 short-term promissory note payable held by a related party, plus accrued interest of $2,582, was converted to Common Stock with transfer restrictions on February 29, 1996.

Under terms of the above agreements, the Company issued an aggregate of 652,582 shares of Common Stock at a price of $1.00 per share. Additionally, the Company issued warrants to purchase 195,775 shares of Common Stock at an exercise price of $1.00 per share.

Stock Warrants
--------------
In connection with the issuances of the May 1996 Notes and the July 1996 Note described in Note 3 above, the Company issued warrants to purchase an aggregate of 225,000 shares of the Company's Common Stock. These warrants have a five year term and have an exercise price of $1.00 per share.

NOTE 6 - COLLABORATIVE, CONTRACT AND GRANT REVENUES
---------------------------------------------------

Collaboration with ALK A/S
--------------------------
In October 1995, the Company announced a development and licensing agreement with ALK, a leading European pharmaceutical company in the field of allergy immunotherapy. The collaboration involves certain of the technologies acquired in the merger with Secretech relating to bioactive substance delivery technology.

Under the terms of the ALK development and licensing collaboration, the Company has received payments aggregating $1,000,000. The Company received the second installment of $250,000 in January 1996, the third installment of $250,000 in April 1996, and the fourth and final installment payment of $250,000 in August 1996.

The Company also has agreed to provide ALK with research and development support of the licensed technology for which it will receive additional revenues based upon costs incurred. During the nine months ended September 30, 1996, the Company recorded $36,700 of such revenue. As a result of the reduction in force described above, the Company's ability to continue to provide ALK with research and development support is significantly diminished.

The Company will receive a base royalty of 7% on net sales of products using the Company's technology, increasing based upon certain sales criteria established within the agreement. The Company could also receive additional milestone payments of up to $2,000,000 based upon either FDA or certain other regulatory approvals of additional products using the Company's vaccine delivery technologies. There can be no assurance that ALK will ever obtain the appropriate regulatory approvals, or will ever generate any sales using the technology licensed from the Company.

Should the Company receive royalties under this agreement, it will be required to pay approximately 3% of the net sales of the licensed product to the original patent holder of the technology.

Contract Manufacturing
----------------------
During the three and nine months ended September 30, 1996, the Company, through its Cauldron Process Chemistry division, recognized contract manufacturing revenues of $260,000 and $547,000, respectively, by providing process chemistry and pilot manufacturing services to other biotechnology, pharmaceutical and chemical organizations.

Grant Revenue
-------------
For the three and nine months ended September 30, 1996, the Company recognized $83,200 and $250,700, respectively, pursuant to a SBIR grant awarded by the National Heart, Lung and Blood Institute. This grant is funding the preclinical development of Zyn-Linker molecules linked with heparin and the investigation of their ability to inhibit post-angioplasty restenosis and local thrombosis. This grant has been extended for a second year; the Company could recognize up to an additional $258,000 under the terms of this grant extension.

The Company has also received a Phase I SBIR grant for up to $100,000 to develop Zyn-Linker molecules linked with Taxol and the investigation of their ability to inhibit post-angioplasty restenosis and local thrombosis. The Company has recorded $40,000 and $55,000 of revenue related to this grant in the three and nine months ended September 30, 1996, respectively.

NOTE 7 - RESTRUCTURING CHARGE
-----------------------------

During the nine months ended September 30, 1995, the Company recorded a restructuring charge as a result of its decision to sell its diagnostic technologies and assets and exit the diagnostic field. This $347,000 charge consisted of severance and severance-related expenses resulting from the termination of diagnostic employees, as well as amounts potentially due to certain distributors of the Company's Zymmune Cell Monitoring System pursuant to the terms and conditions of certain distribution agreements.

NOTE 8 - GAIN ON SALE OF DIAGNOSTIC TECHNOLOGIES AND ASSETS
-----------------------------------------------------------

During the three and nine months ended September 30, 1995, the Company recorded gains on the sale of diagnostic technologies and assets of $494,000 and $1,595,600, respectively. The gain for the three months represents the cash received under the terms of the Company's agreements with Intracel Corporation, reduced by certain lease termination costs and other technology transfer costs (principally employee costs from the Asset Purchase agreement date of July 18, 1995 through October 31, 1995). The gain on the sale of diagnostic technologies and assets for the nine months ended September 30, 1995 also includes the proceeds from the sale of the Company's research reagent business to Phanos.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION, OVERVIEW AND SIGNIFICANT EVENTS OF THE THIRD QUARTER 1996
-----------------------------------------------------------------------

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

During the latter part of 1995, the Company established as its strategic goal to become a profitable organization with positive cash flow from operations by developing varied applications of its drug and vaccine delivery platforms through significant cash-generating collaborations with pharmaceutical and biotechnology firms.

During the first nine months of 1996, the Company attempted to develop its technologies and enter into significant corporate collaborations. Other than the Company's Development and Licensing Agreement with ALK A/S ("ALK"), the Company has had limited success in entering into such significant collaborations. The Company has sustained significant operating losses and expects such losses to continue in the future. The Company has not received significant revenues from the sale of any of its products. For the period from its inception to September 30, 1996, the Company has an accumulated deficit of $47,515,000.

During the first nine months of 1996, the Company attempted to raise cash to finance its ongoing operations. The Company's efforts have primarily been focused on attempting to sell the Cauldron Process Chemistry division ("Cauldron") and its related assets for cash. Cauldron was established by the Company to utilize its process chemistry expertise in response to growing demand for contract services. Cauldron provides collaborative consulting services on all aspects of bulk pharmaceutical production and offers process research, development and pilot scale-up facilities for the pharmaceutical, biochemical and fine chemical industries. In July 1996, the Company signed a binding letter of intent to sell Cauldron to Seloc AG ("Seloc"), a subsidiary of Schwarz Pharma. In conjunction with the execution of the binding letter of intent, the Company received an exclusive option payment of $100,000, and an up-front payment of $50,000 on a Seloc process development contract.

On August 27, 1996, the Company received notification that Seloc was terminating its agreement in principle to purchase Cauldron (the "Seloc Termination"). The Company immediately revived discussions with previous potential purchasers and initiated discussions with others.

The Seloc Termination precipitated three significant strategic decisions.

Reduction in Operations and Workforce
-------------------------------------
The Company determined that, in order to conserve its limited cash resources, it must limit its activities to those which were cash positive or were essential to the Company's operations. Accordingly, during September, 1996, the Company reduced its workforce by 40%. As a result, the Company's operations have been reduced to its Cauldron process chemistry operations, the research and development which is funded through Small Business Innovative Research Grants ("SBIRs") and other essential corporate functions.

Sale of Zyn-Linker Technologies
-------------------------------
On September 23, 1996, the Company entered into an Exclusive License Agreement and Purchase Option with Phanos Technologies, Inc. ("Phanos") related to intellectual property related to its Zyn-Linker technologies. Under terms of this agreement, Phanos was given a license and purchase option to acquire all of the Company's Zyn-Linker technology. The Company had previously licensed certain diagnostic applications of Zyn-Linkers to Phanos. Upon execution of this agreement, the Company received a $50,000 initial deposit, of which $5,000 is non-refundable. In October, 1996, the Company received an additional deposit, which is fully refundable, of $150,000. If Phanos elects to exercise its purchase option, it will be required to pay an additional $525,000.

Decision to aggressively pursue significant corporate transaction
-----------------------------------------------------------------
During the first half of 1996, the Company had determined that, while its ultimate survival is dependent upon its ability to generate significant and sustained revenues from corporate research and development collaborations through up-front, milestone or other funding payments, in order to assure the viability of the technology and to protect shareholder value it needed to generate significant cash inflows to the Company. Options identified included a significant private placement of its equity securities, merger, acquisitions, joint ventures, technology sales, and technology acquisitions, among others (collectively, "Significant Strategic Transactions"). As a result of the Seloc Termination, the Company began to aggressively pursue a Significant Strategic Transaction.

The Company is currently negotiating such a Significant Strategic Transaction. Given its financial condition and reduced viability, the Company believes that this transaction represents the only option available to optimize the value to its shareholders of its remaining assets, including but not limited to its oral vaccine delivery technologies, its Cauldron operations and the Company's status as a public company.

These strategic decisions, individually and collectively, are subject to significant risks which are exacerbated by the Company's extremely critical financial condition as described below in "Uncertainties and Risks."

LIQUIDITY, CAPITAL RESOURCES AND PLANS TO FUND FUTURE OPERATIONS
----------------------------------------------------------------

At September 30, 1996, the Company had cash and cash equivalents of $223,200 and a working capital deficit of $1,307,700.

The Company's net cash used for operations was $1,243,400 and $4,568,000 for the nine months ended September 30, 1996 and 1995, respectively. The 73% decrease in the use of cash for operations between the periods presented was primarily due to the divestiture of the Company's diagnostic operations and the resulting reduction in operating expenses, offset by the growth in collaborative and grant revenues, combined with sublease revenues described below.

The Company has funded operations since December 31, 1995 primarily through the issuance of short-term promissory notes to certain holders of Series A Preferred Stock (the "Preferred Shareholders"), and the completion of an additional private offering:

  Issuance of Short-term Promissory Notes
  ---------------------------------------
  The Company issued an aggregate of $450,000 of Demand Promissory Notes (the "Notes") to three of its Preferred Shareholders in exchange for cash to fund operations. These Notes bear interest at an annual rate of 11 1/4% and are to be repaid on the earlier of (a) the date the Company receives aggregate proceeds of at least $1,000,000 from the sale of Cauldron Process Chemistry as described below, or (b) upon demand on selected dates in the third or fourth quarters of 1996. As additional consideration the Company issued an aggregate of 225,000 warrants to purchase Common Stock of the Company with an exercise price of $1.00 per share.

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

The ability of the Company to survive as a going concern beyond the fourth quarter of 1996 is contingent on the consummation of the Significant Strategic Transaction and receipts of certain cash inflows associated therewith. There can be no assurance, however, that the Company will be able to successfully conclude negotiations related to the Significant Strategic Transaction on a timely basis, if at all. If the Company is unable to conclude these negotiations, additional funding will be required in order to continue operations. There is no assurance that such additional funding will be available. If no other funding is obtained by the Company, it will be required to cease operations.

UNCERTAINTIES AND RISKS
-----------------------

The Company continues to be subject to significant and increasing uncertainty and risk. The Company's independent public accountants have included an explanatory paragraph in their report covering the Company's financial statements for the fiscal year ended December 31, 1995, expressing substantial doubt about the Company's ability to continue as a going concern. These risks and uncertainties arise from a number of factors, some of which are described below, including those inherent in the biotechnology industry as well as those resulting from the Company's poor financial condition, as previously discussed.

The Company is critically short of cash to fund its operations and has a severe working capital deficit. Current cash resources, augmented by expected collaborative and other revenues, are only sufficient to fund operations into but not beyond the latter part of the fourth quarter of 1996. The ability of the Company to operate as a going concern with its reduced research and development efforts will primarily be determined by its ability to complete a Significant Strategic Transaction. There is no assurance that the Company will ultimately complete this Significant Strategic Transaction. Additionally, the Company believes that certain matters associated with its anticipated Significant Strategic Transaction may require the approval of shareholders. If the Company is unable to complete the contemplated Significant Strategic Transaction, or if the shareholders fail to approve certain conditions precedent to closing of the Significant Strategic Transaction, the Company will not be able to continue operations. Should the Company determine that it is no longer in the best interest of its shareholders to continue operations, the ability of the Company to fund an orderly disposition of assets, pay off its then outstanding liabilities and return any remaining cash to its shareholders will be limited by the amount of working capital then on hand, if any.

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

On August 27, 1996, the Company was notified by the National Association of Securities Dealers, Inc. that the Company was in danger of failing to meet the continued listing requirements of the SmallCap Market. Specifically, the Company has failed to maintain a closing bid price greater than or equal to $1.00 per share, or as an alternative, maintain capital and surplus of $2,000,000 and a market value of public float of $1,000,000. The Company continues to be noncompliant regarding these criteria and does not anticipate being in compliance prior to completion of the contemplated Significant Strategic Transaction. If the Company fails to meet the continued listing requirements by November 27, 1996, or fails to deliver an acceptable plan to assure compliance, the Company could be delisted from the SmallCap Market.

On August 27, 1996, the Company was notified by Southern Research Institute ("SRI"), the holder of certain micro encapsulation technology licensed by the Company, that the Company was in default of its obligations under its license agreement. The Company has until November 27, 1996 to cure this default. This technology is central to the Company's oral vaccine research and development efforts. If the default is not cured, the licensed technology could revert to SRI. If this license does revert to SRI, the Company will be unable to develop its oral micro encapsulation of vaccine technologies.

As discussed above, the Company has concluded an agreement with Phanos related to the sale of intellectual property related to its Zyn-Linker technologies. Through November 7, 1996, the Company had received deposits of $200,000, of which $195,000 is refundable should Phanos ultimately decide not to exercise its option to purchase these technologies. Phanos has until January 21, 1997 to make this election. There is no assurance that Phanos will ultimately exercise this option. Should Phanos not exercise its option, the Company will be required to refund $195,000 to Phanos and will need to initiate efforts to sell this technology. There is ultimately no assurance that the Company will ever realize any proceeds from the sale of this technology. With the decision to sell all rights and interest in its Zyn-

Linker technology, the Company has concentrated its product development risk in the research and development of the oral delivery of vaccines.

If the Company is ultimately able to complete the contemplated Significant Strategic Transaction, the Company will continue to be exposed to the significant risks of product development. Product opportunities that the Company is presently pursuing will require substantial additional research, development, clinical testing and regulatory approvals prior to commercialization. These activities are time-consuming and expensive. The ability of the Company to advance these technologies will be highly dependent upon the Company's available cash resources and the ability of the Company to obtain significant and sustained funding from collaborative partners, investors or other sources. To date, the Company has had limited success in obtaining substantial funding from collaborative partners. There is no assurance that the Company will be successful in the future. Pharmaceutical companies seeking collaborative arrangements in order to avail themselves of products in the development stage have become increasingly selective and have required substantial proof of principle, safety and efficacy before agreeing to provide substantial collaborative funding. Significant cash expenditures are required to obtain such evidence of principle, safety and efficacy.

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

The Company's strategy for the research, development, manufacture and marketing of vaccine products using its delivery technologies has been to enter into various arrangements with corporate partners, licensors, licensees and others. The Company has no commercial-scale manufacturing or clinical trial capabilities. Therefore, the successful commercialization of the Company's vaccine technology is dependent upon the Company's ability to enter into such arrangements and the ability of these third parties to perform their agreed-upon responsibilities. Although the Company believes that parties to any such arrangements would have an economic motivation to succeed in performing their contractual responsibilities, the actual performance under the arrangements is outside of the control of the Company.

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

Results of Operations
---------------------

Revenues totaled $650,500 and $1,689,200 for the three and nine months ended September 30, 1996, respectively, as compared to $133,100 and $305,800 for the corresponding periods of 1995. Revenues by major source in each of these periods were as follows:

                                    THREE MONTHS ENDED    NINE MONTHS ENDED
                                      SEPTEMBER 30,         SEPTEMBER 30,
                                   -------------------   ---------------------
                                     1996       1995        1996        1995
                                   --------   --------   ----------   --------
  Collaborative revenue from ALK   $268,000   $ 57,300   $  786,700   $ 57,400
  Contract revenues                 259,600     27,900      546,800     27,900
  Government grant revenues         122,900     43,100      305,500     43,100
  Other collaborative revenues           --      4,800       50,200     36,200
  Research reagent sales                 --         --           --     76,500
  Zymmune-related sales                  --         --           --     64,700
                                   --------   --------   ----------   --------
                                   $650,500   $133,100   $1,689,200   $305,800
                                   ========   ========   ==========   ========

Collaborative revenue from ALK is a result of a development and licensing agreement entered into between ALK and the Company in September 1995. The Company recognized $250,000 and $500,000 during the three and nine months ended September 30, 1996, respectively. The Company has also recorded $18,000 and $36,700 of revenue related to research conducted on behalf of ALK during the three and nine months ended September 30, 1996, respectively.

Contract revenues commenced late in 1995 and have been generated by the Company's Cauldron Process Chemistry division.

Government grant revenues represent amounts earned pursuant to two SBIR grants to develop the Company's Zyn-Linker/Heparin and Zyn-Linker/Taxol delivery systems for the treatment of restenosis. At September 30, 1996, $258,400 and $45,200 remains to be billed under the terms of a Phase II SBIR grant to develop Zyn-Linker/Heparin and a Phase I SBIR grant to develop Zyn-Linker/Taxol, respectively.

Included in 1995 revenues are research reagent and Zymmune-related sales generated by the Company's diagnostic operations, which were divested during 1995.

Research and development expenses totaled $910,200 and $2,781,800 in the three and nine months ended September 30, 1996, respectively. For the corresponding periods in 1995, research and development expenses totaled $1,222,400 and $4,192,400, respectively. Included in research and development expenses for the three and nine months ended September 30, 1995 are $222,500 and $754,000, respectively, of research and development expenses for Secretech, which the Company acquired on July 27, 1995. During 1995, the Company funded virtually all of Secretech's operations prior to the consummation of the merger. The Company also provided subsequent funding of operations in Birmingham prior to cessation of Secretech operations in that location during the fourth quarter of 1995. Also included in research and development expenses in the three and nine months ended September 30, 1995 are diagnostic-related expenses of $43,900 and $516,900, respectively. The Company completed its divestiture of these operations in the fourth quarter of 1995. The savings resulting from the cessation of Secretech operations in Birmingham, and the divestiture of the Company's diagnostic operations have been partially offset by increased Cauldron-related expenditures associated with increasing its third-party contract operations.

Marketing, general and administrative costs were $420,000 and $1,333,000 in the three and nine months ended September 30, 1996, respectively, compared to $569,900 and $1,547,100 in the three and nine months ended September 30, 1995, respectively. Reduced diagnostic marketing, travel and certain other administrative expenses have been partially offset by increased patent-related and consulting costs associated with the Company's expanded technology platforms resulting from the Secretech acquisition in July 1995.

During the nine months ended September 30, 1995, in connection with the decision to divest its diagnostic operations, the Company recorded a restructuring charge of $347,400 representing severance payments, inventory buy-back payments, and certain other costs associated with and directly attributable to the decision to terminate its diagnostic operations.

During the three months ended September 30, 1995, the Company recorded a charge for acquired research and development in the amount of $3,647,000 in connection with the issuance of shares pursuant to the terms of the Secretech merger agreement. This charge represents the purchase of in-process research and development equal to the value of the shares issued, the excess of liabilities assumed over assets acquired, as well as all fees and expenses to effect the transaction.

Other income of $214,600 and $420,300 in the three and nine months ended September 30, 1996, respectively, primarily represents income from the Company's subleasing of certain excess space at its Malvern facility. Included in other income for the three and nine months ended September 30, 1996 was income of $100,000 related to the Company's retention of an option payment received from Seloc in connection with the subsequently terminated sale of Cauldron.

During the three and nine months ended September 30, 1995, the Company recorded gains on the sale of diagnostic technologies and assets of $494,000 and $1,595,600, respectively. The gain for the three months represents the cash received under the terms of the Company's agreements with Intracel Corporation, reduced by certain lease termination costs and other technology transfer costs (principally employee costs from the Asset Purchase agreement date of July 18, 1995 through October 31, 1995). The gain on the sale of diagnostic technologies and assets for the nine months ended September 30, 1995 also includes the proceeds from the sale of the Company's research reagent business to Phanos.

PART II. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS
         --------

The following is a list of exhibits filed as part of this quarterly report on Form 10-Q:


-------------------------------------------------------------------------------
10.1 Registration Rights Agreement dated June 7, 1996 between the Registrant and S.R. One. Ltd.
-------------------------------------------------------------------------------
10.2 Amended and Restated Warrant dated June 7, 1996 issued by the Registrant to S.R. One. Ltd.
-------------------------------------------------------------------------------
10.3 Amended and Restated Warrant dated May 3, 1996 issued by the Registrant to Plexus Ventures, Inc.
-------------------------------------------------------------------------------
10.4 Exclusive License Agreement with Purchase Option dated September 23, 1996 between the Registrant and Phanos Technologies, Inc.
-------------------------------------------------------------------------------
10.5 Amendment No. 1 dated October 17, 1996 to the Exclusive License Agreement with Purchase Option between the Registrant and Phanos Technologies, Inc.
-------------------------------------------------------------------------------


(b)      REPORTS ON FORM 8-K
         -------------------

No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 ZYNAXIS, INC.
                                                 -------------
                                                  (Registrant)

Date: November 13, 1996                  By:  \s\ Martyn D. Greenacre
      -----------------                       ----------------------------------
                                              MARTYN D. GREENACRE
                                              President and Chief Executive
                                              Officer (Principal Executive
                                              Officer and Principal Financial
                                              and Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------

The page numbers listed refer to the page number where such exhibits are located in this form 10-Q Report using the Sequential numbering system specified in Rules 0-3 and 403.



-------------------------------------------------------------------------------
EXHIBIT                           DESCRIPTION                             PAGE
-------------------------------------------------------------------------------
10.1 Registration Rights Agreement dated June 7, 1996 between the Registrant and S.R. One. Ltd.
-------------------------------------------------------------------------------
10.2 Amended and Restated Warrant dated June 7, 1996 issued by the Registrant to S.R. One. Ltd.
-------------------------------------------------------------------------------
10.3 Amended and Restated Warrant dated May 3, 1996 issued by the Registrant to Plexus Ventures, Inc.
-------------------------------------------------------------------------------
10.4     Exclusive License Agreement with Purchase Option dated
         September 23, 1996 between the Registrant and Phanos
         Technologies, Inc.
-------------------------------------------------------------------------------
10.5     Amendment No. 1 dated October 17, 1996 to the Exclusive
         License Agreement with Purchase Option between the Registrant and Phanos Technologies, Inc.
-------------------------------------------------------------------------------