Form 10-K
period 1996-12-31
ZYNAXIS INC
filed 1997-03-27
CIK 864076

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-K
(Mark one: )
[X] Annual report pursuant to section 13 of 15(d) of the Securities Exchange
    Act of 1934.

                 For the fiscal year ended   December 31, 1996
                                           -------------------

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from __________ to __________

                        Commission File Number 0-19701
                                               -------

                                 ZYNAXIS, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         Pennsylvania                                       23-2562913
--------------------------------------------------------------------------------
(State or other jurisdiction of                      (IRS Employer I.D. No.)
incorporation or organization)


              371 Phoenixville Pike, Malvern, Pennsylvania  19355
--------------------------------------------------------------------------------
              (Address of principal executive offices)  (Zip Code)


                                (610)  889-2200
                                ---------------
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class           Name of Each Exchange on which registered
       None
 -----------------            -----------------------------------

          Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $ .01 per share
                    ---------------------------------------
                                (Title of Class)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $1,298,248. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported by the OTC Bulletin Board of the National Association of Securities Dealers, Inc. on March 14, 1997. For purposes of making this calculation only, the registrant has defined affiliates as including all directors and beneficial owners of more than ten percent of the Common Stock of the Company.

The number of shares of the registrant's Common Stock outstanding as of March 14, 1997 was 10,377,240.

                               TABLE OF CONTENTS


PART 1      ..............................................................................       3

Item 1.     Business......................................................................       3
Item 2.     Properties....................................................................      11
Item 3.     Legal proceedings.............................................................      11
Item 4.     Submission of Matters to a Vote of Security holders...........................      11


PART II     ..............................................................................      12

Item 5.     Market for Registrant's Common Equity and Related Shareholder Matters.........      12
Item 6.     Selected Financial Data.......................................................      13
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of
            Operations....................................................................      14
Item 8.     Financial Statements and Supplementary Data...................................      22
Item 9.     Changes in and Disagreements with Accountants on Accounting and...............
            Financial Disclosure..........................................................      22



PART III    ..............................................................................      23

Item 10.    Directors and Executive Officers of the Registrant............................      23
Item 11.    Executive Compensation........................................................      26
Item 12.    Security Ownership of Certain Beneficial Owners and Management................      29
Item 13.    Certain Relationships and Related Transactions................................      35


PART IV     ..............................................................................      36

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K...............      36

                                     PART I


ITEM 1.  BUSINESS


Overview
--------

Zynaxis, Inc. (the "Company" or "Zynaxis") is engaged in the development of delivery systems designed to enhance the performance of vaccines and drugs. The Company commenced operations in July 1988 and initially focused on the development of proprietary cell linker molecule technology (Zyn-Linkers/(R)/) for the retention at disease sites of drugs and radiopharmaceuticals as well as the development of cellular diagnostic products. Between 1988 and 1991, the Company received funding primarily through venture capital financing involving the issuance of convertible preferred stock and convertible notes, all of which have since been converted into Common Stock. In January 1992, the Company completed an initial public offering of its Common Stock, receiving net proceeds of approximately $23,300,000 through the sale of 2,875,000 shares of Common Stock. Between 1992 and 1994, the Company focused on development of products for site-directed drug delivery using its proprietary Zyn-Linker molecules and on development of cellular diagnostic products including its Zymmune CD4/CD8 Cell Monitoring Kit.

During 1995, the Company modified its strategic direction, divesting its diagnostic products, acquiring vaccine delivery technologies, and focusing its resources on selected drug and vaccine delivery opportunities. Four key events occurred in 1995 as a result of the Company's modified strategic direction: (i) the sales of the Company's diagnostic operations, accompanied by a significant reduction in workforce, (ii) the acquisition by merger of Secretech, Inc. ("Secretech") and associated technologies for oral and mucosal vaccine delivery, (iii) the completion of a private placement which raised net proceeds of $2,700,000 to fund operations, and (iv) the completion of a significant corporate collaborative agreement for the development of certain technologies acquired through the merger with Secretech.

During the first nine months of 1996, Zynaxis had been continuing its development of delivery systems designed to act through selected sites in the body to improve the performance of products used for the prevention and treatment of infectious diseases, allergies and cancer. The Company's delivery portfolio included proprietary technologies which address problems encountered using traditional delivery methods for drugs and vaccines:

  .Oral vaccine delivery systems. These systems are designed to improve the performance of new and traditional vaccines, particularly those which are only partially effective or are underutilized due to the method of administration. Vaccines using the Company's proprietary delivery systems can be administered orally or nasally rather than by injection and have the potential to increase protective immunity by stimulating formation of antibodies at the most common points of entry for infectious agents. The Company expects these advantages to lead to increased effectiveness, increased ease of use and increased numbers of individuals receiving vaccinations.

  .Zyn-Linker/(R)/ Molecular Delivery System. The Zyn-Linker/(R)/ Molecular
   Delivery System ("ZMD") couples small organic molecules, known as Zyn-Linkers, to therapeutic agents to produce novel chemical entities which can be localized at selected sites within the body to treat disease and to enhance the effectiveness and safety of the incorporated drug. The Company believes that such molecular delivery systems will be able to enhance the performance of both traditional small molecule drugs, such as those used for treatment of cancer, and biopharmaceuticals, such as antisense oligonucleotides, proteins and peptides. As discussed below, the Company sold its Zyn-Linker technology in January 1997.

To date, the Company has had limited success in completing significant revenue-generating collaborations which would advance these technologies to a commercial phase.

During the first nine months of 1996, the Company attempted to develop its technologies and enter into significant corporate collaborations. Other than the Company's development and licensing agreement with ALK A/S ("ALK") entered into in October 1995 relating to certain vaccine delivery technology, the Company had limited success in entering into such significant collaborations.

As part of its continued efforts to raise cash in order to finance its ongoing operations, in 1996 the Company began to focus on the possibility of selling its process chemistry/pilot plant operations, known as Cauldron Process Chemistry ("Cauldron"), and its related assets for cash. Cauldron was established by the Company to utilize its process chemistry expertise in response to growing demand for contract services. Cauldron provides collaborative consulting services on all aspects of bulk pharmaceutical production and offers process research, development and pilot scale-up facilities for the pharmaceutical, biochemical and fine chemical industries. In July 1996, the Company signed a binding letter of intent to sell Cauldron to Seloc AG ("Seloc"), a subsidiary of Schwarz Pharma. On August 27, 1996, the Company received notification that Seloc was terminating its agreement in principle to purchase Cauldron (the "Seloc Termination"). The Company has since revived discussions with previous potential purchasers and initiated discussions with others and plans to sell Cauldron in conjunction with the sale of substantially all the assets of the Company in connection with the merger described below.

The Seloc Termination precipitated three significant strategic decisions. These included (i) a 40% reduction in operations and workforce in September 1996 in order to conserve cash, (ii) the sale of intellectual property related to the Company's Zyn-Linker technologies and (iii) the decision to enter into a merger agreement with CytRx Corporation ("CytRx") and Vaxcel, Inc., a wholly-owned subsidiary of CytRx ("Vaxcel"). Each of these transactions is described at length in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The Company has not received significant revenues from the sale of any of its products and has sustained continued operating losses. For the period from its inception to December 31, 1996, the Company had an accumulated deficit of $49,751,000. The operations of Zynaxis will continue to require additional capital investment by Vaxcel after the Merger.

Summary of business strategy
-----------------------------

Zynaxis historically had focused its development and partnering efforts on markets where there is an opportunity for substantial improvement in patient outcome and/or cost of therapy and where unmet needs may be filled through the use of products incorporating the Company's delivery technologies. The Company's strategy has been to fund initial feasibility testing through a combination of corporate collaborations, academic collaborations and small business grants, and to then establish more significant corporate collaborations which fund research, development and commercialization activities focused on specific products or indications. Acquisition (as with

Secretech) or in-licensing has also been used to broaden the technology base and provide additional opportunities for corporate collaborations.

In October 1995, Zynaxis entered into a development and licensing agreement with ALK, a Danish company, which grants ALK exclusive rights to evaluate and develop the Company's technologies for delivery of bioactive substances to treat allergies. During 1995 and 1996, Zynaxis received payments aggregating $1,000,000 for the funding of research activities, as well as revenues for research and development support provided by Zynaxis to ALK. Additional milestone and royalty payments may also be received as and when approved products enter the market. ALK will fund ongoing clinical trials.

The Company has received governmental grants given to small businesses to fund the continuing development of its Zyn-Linker technologies.

Vaccine delivery technologies and applications
----------------------------------------------

Research has led to increased recognition of the potential to use vaccines which stimulate the body's common mucosal immune system ("CMIS") for protection against infectious pathogens. Mucosal surfaces line all body cavities exposed to the external environment, such as the mouth, nasal passages, lungs, stomach and intestines and genitourinary tract. Most pathogens enter the body through these surfaces, and seventy percent of all antibodies are produced by the body's CMIS. Research has also shown that if immunity is induced at one mucosal surface, antibodies conferring similar protection will be found on other mucosal surfaces. The Company's oral vaccine delivery technology is designed to access the body's CMIS by delivering antigens to the Peyer's Patches, which are patches of organized lymphoid tissues found in the small intestine. The Peyer's Patches sample particles passing through the small intestine, presenting small diameter particles such as bacteria and viruses to the immune system, allowing identification of those which are innocuous and those which are harmful. When an antigen is brought into the Peyer's Patches, immune cells are generated which travel through the body and lead to the production of secretory antibodies at other mucosal surfaces.

Currently, most vaccines are delivered by the intramuscular injection of antigens (for example, viruses) to stimulate the body's immune system to produce circulating antibodies against the specific antigen. The Company believes that an orally delivered vaccine has significant advantages over the current injectable delivery method. Anticipated advantages include ease of use, enhanced effectiveness resulting from the stimulation of the mucosal immune system and increased numbers of individuals willing to be vaccinated, all of which could lead to growth in the markets into which the oral vaccine is introduced.

The Company has three different types of oral delivery technologies designed to protect vaccines from degradation in the stomach, to increase uptake through the Peyer's Patches and to preserve the ability of vaccines to stimulate the immune system:

     . Microencapsulation of vaccines into acid resistant, biodegradable microspheres of an appropriate size for Peyer's Patch uptake.

     . Use of mucoadhesive polymers to improve efficiency of vaccine uptake into Peyer's Patches.

     . Microgranular vaccines to allow delivery of live viral vaccines or conformationally sensitive vaccines, especially to infants.

Use of any or all of these delivery technologies should produce oral vaccines anticipated to be more convenient and more effective (because of the stimulation of the common mucosal system) than current vaccines.

The Company believes that its vaccine delivery technologies have broad application to most traditional vaccines currently delivered by injection, as well as to emerging vaccines for treatment of cancer and autoimmune diseases such as diabetes and rheumatoid arthritis. The Company is presently focusing on two product applications.

  Allergy
  --------

  An allergy is an inappropriate immune response to certain substances which do not themselves cause disease. Most individuals respond to pollens, animal proteins or other environmental antigens in a controlled fashion. In individuals who are defined as allergic, the immune system responds inappropriately, resulting in congestion, allergic rhinitis and other symptoms. In severe cases, allergic reactions can include anaphylaxis and systemic shock.

  It is estimated that there are forty million individuals in the United States suffering from various allergies, the most common being allergies to grass pollens, ragweed, house dust mites and cat dander. Steroids, antihistamines, decongestants and cough syrups are used to treat allergy associated symptoms but can cause substantial side effects and do not affect the underlying immune response. Approximately one to three million people who suffer from severe or debilitating allergies are treated using immunotherapy (also known as desensitization therapy). This typically requires a course of weekly to monthly injections with allergen extracts over prolonged time periods, sometimes as long as several years.

  ALK, the Company's partner in the allergy area, is a world leader in the preparation and standardization of allergen extracts for allergy immunotherapy. ALK has licensed from the Company worldwide rights to evaluate and develop Zynaxis delivery technologies for use of bioactive substances in treatment of allergy.

  Influenza
  ----------

  Influenza is an acute viral respiratory infection which is one of the ten leading causes of death in the United States, particularly among the elderly. Influenza symptoms include fever, congestion, muscular aches, headaches, coughing and breathing difficulty, among others. Complications arising from influenza can include bacterial pneumonia, among others, and can lead to death in extreme cases (as many as 10,000 deaths in the United States in an epidemic year).

  Current treatment protocols for influenza are limited to the prophylactic injections of influenza vaccines among the at-risk groups of the population, and symptomatic treatments, such as the use of pain relievers, decongestants and cough syrups. Treatment of complications arising from influenza can include extended hospital care or other intermediate-term care.

  The influenza virus mutates quickly and rapidly changes its immune profile. This rapid mutation requires that those individuals among the at-risk group receive yearly injections of the appropriate vaccine. In the United States, less than 30% of the at-risk population is vaccinated. The current worldwide market for influenza vaccines exceeds $300 million annually, with the U.S. market accounting for $50 million of the total. The United States

  Public Health Service is attempting to increase the percentage of the at-risk group actually being vaccinated to more than 60% by the year 2000; accordingly, there is potential for significant future growth of this market.

  Current vaccines typically require two to three injections over a period of at least 6 weeks to initiate protective immunity against influenza. Since most individuals have previously been exposed to influenza virus, a single injection of the commercial vaccine is sufficient to induce protective immunization to the three types of influenza viruses in the vaccine. Periodically, however, a new strain emerges which is so different that vaccination with previous strains is not protective. This leads to a so-called "pandemic" (last seen in 1918-1919 and widely believed to be overdue) in which the disease spreads faster than the new strain can be isolated and used to vaccinate susceptible individuals. A vaccine which provided effective immunity after a single administration would be of significant value in stemming a pandemic and associated healthcare costs.

  The Company believes that its oral vaccine delivery technologies will allow development of orally delivered influenza vaccines that are as, or more, effective than current injectable vaccines. Such vaccines would be expected to significantly increase patient acceptance and the number of individuals being vaccinated, leading to increased market size and decreased overall costs to the healthcare system. The Company also believes that one of its delivery systems may have the potential to provide effective immunity against influenza after a single vaccination, and therefore would be of substantial value in a pandemic year.


Zyn-Linker/(R)/ Molecular Delivery Systems
------------------------------------------

On September 23, 1996, the Company entered into an Exclusive License Agreement and Purchase Option with Phanos Technologies, Inc. ("Phanos") for intellectual property related to its Zyn-Linker technologies. At that time, the Company received initial deposits totaling $200,000, of which $195,000 was refundable should Phanos have decided not to exercise the option. On January 21, 1997, the Company received notification that Phanos had exercised its option and the Company received $525,000, representing the balance of the purchase price.
Under the terms of the agreement, Phanos acquired all of the Company's Zyn-Linker technologies.

During 1995, the National Heart, Lung and Blood Institute awarded the Company a two-year Small Business Innovative Research ("SBIR") grant to synthesize ZMDs incorporating heparin, investigate their ability to inhibit post-angioplasty restenosis and local thrombosis and complete sufficient preclinical work to attract a corporate development partner.

During 1996, the Company received a Phase I SBIR grant to provide funding for
(i) the development of Zyn-Linker molecules linked with Taxol and (ii) the investigation of their ability to inhibit post-angioplasty restonosis and local thrombosis.

Notwithstanding the January 1997 purchase by Phanos of the Zyn-Linker technology, the studies conducted under these SBIR grants will continue to be performed by Zynaxis. However, any patents, inventions or other intellectual property that may arise from this SBIR research will become the property of Phanos.

Contract Chemical Process Development and Manufacturing: Cauldron
-----------------------------------------------------------------

The Company has expertise in chemical process research and development, analytical methods development, scale-up and manufacturing of bulk pharmaceutical chemicals ("BPCs") needed for the manufacture of ZMDs. Such expertise is required to transform laboratory-scale procedures for producing BPCs into commercially-viable, production-scale processes. On-site at its Malvern facility, the Company has a pilot facility suitable for testing chemical processes and for the manufacture of BPCs under Good Manufacturing Practices ("GMPs") prescribed by the U.S. Food and Drug Administration (the "FDA"). Cauldron was established by the Company to utilize its process chemistry expertise in response to growing demand for contract services. Cauldron provides collaborative consulting services on all aspects of bulk pharmaceutical production and offers process research, development and pilot scale-up facilities for the pharmaceutical, biochemical and fine chemical industries.

Cauldron's pilot facility offers unique advantages in the contract research and development and manufacturing arenas. The small size of its equipment is uncommon; the competition generally employs large glassware rather than the small scale pharmaceutical-type reactors at the Company. This size advantage is further enhanced by the ability of the Company's pilot facility to operate over a much larger range of temperatures and pressures. In addition, the Company's facility has the capability of performing hydrogenation (a specialized operation whereby hydrogen is combined with another molecule), which is possessed by only a small percentage of those companies providing similar services. Finally, and perhaps most significantly, the Company's facility operates under GMPs, a feature critical to the pharmaceutical and biotechnology sectors.

In September 1995, the Company began marketing the services of its pilot plant and process chemistry facility and has had gradual success in attracting clients. During 1996, Cauldron operations had a significant increase in business with third parties. Revenues recognized in connection with these third party contracts totaled $809,000 and $45,000 for the years ended December 31, 1996 and 1995, respectively. In continued efforts to raise cash in order to finance its ongoing operations, in 1996 the Company began to focus on the possibility of selling its Cauldron operations and its related assets for cash. In July 1996, the Company signed a binding letter of intent to sell Cauldron to Seloc. On August 27, 1996, the Company received notification that Seloc was terminating its agreement in principle to purchase Cauldron. The Company has since revived discussions with previous potential purchasers and initiated discussions with others. Notwithstanding the merger to be consummated with Vaxcel, plans are to divest the facility in order to generate cash. If Vaxcel cannot find a buyer for the facility and continues to operate Cauldron, there is no assurance that significant and sustainable revenues from contract work will be able to offset the operating costs of the facility.


Current financial condition and the impact on operations; the Merger
--------------------------------------------------------------------

The Company is critically short of cash to fund its operations. At December 31, 1996, the Company had cash and cash equivalents of $124,000 and a working capital deficit of $2,030,000. The ability of the Company to operate as a going concern beyond December 31, 1996 is dependent on the consummation of the Vaxcel merger.

On December 6, 1996, the Company entered into an Agreement and Plan of Merger and Contribution (the "Merger Agreement") with CytRx, Vaxcel, a wholly-owned subsidiary of CytRx, and Vaxcel Merger Subsidiary, Inc., a wholly-owned subsidiary of Vaxcel ("Vaxcel Merger Sub"). Pursuant to the Merger Agreement, subject to approval by shareholders of Zynaxis and certain other conditions, Vaxcel Merger Sub will be merged (the "Merger") with and into Zynaxis, which will be the surviving corporation and will be a wholly-owned subsidiary of Vaxcel. The Company anticipates that, subject to shareholder approval and the satisfaction of conditions to the Merger, the Merger will be consummated in April or early May 1997. In the Merger, the security holders of Zynaxis will exchange their Zynaxis securities for securities of Vaxcel and will own approximately 12.5% of the outstanding Common Stock of Vaxcel immediately following the Merger. CytRx will own the remaining approximately 87.5% of Common Stock of Vaxcel immediately following the Merger.

Simultaneously with the execution of the Merger Agreement, Zynaxis and CytRx entered into a secured loan agreement in order for the Company to have sufficient funding for continued operations pending the Merger. CytRx agreed to loan up to $2,000,000 to the Company on a secured basis. At December 31, 1996, $975,000 had been advanced and was used in settling a major portion of the Company's outstanding liabilities as well as funding December operations. All advances accrue interest at a rate of prime plus 2%. Upon the consummation of the Merger between Zynaxis and Vaxcel, CytRx will contribute to Vaxcel an amount of funding equal to the outstanding principal and interest of the loan, as well as additional amounts specified in the Merger Agreement. Among other agreements entered into in connection with the Merger is an agreement providing for the sale of substantially all assets of the Company.

If the Company is unable to complete the transaction, if the shareholders fail to approve the Merger or if certain conditions precedent to the closing of the Merger do not occur, the Company will not be able to continue operations. Should the Company determine that it is no longer in the best interest of its shareholders to continue operations, the ability of the Company to fund an orderly disposition of assets, pay off its then outstanding liabilities and return any remaining cash to its shareholders will be limited by the amount of working capital then on hand.

Competition
-----------

The competition faced by the Company's vaccine delivery formulations will depend on the particular product and/or delivery technology under consideration. The primary competitor in the allergy immunotherapy market is Immulogic, a company developing peptide based injectable products for cat dander, ragweed and other common allergies, some of which are in clinical development. Zynaxis believes that the formulations it is developing in conjunction with ALK will compete based on improved ease of administration, improved patient acceptance, and ALK's well established reputation for standardized high quality allergen preparations.

Competition in the infectious disease vaccines market is intense and characterized by a few very large companies and a larger number of small companies. The Company is aware of competitors who are developing improved influenza vaccines incorporating recombinant antigens, more effective adjuvants, genetic immunization and intranasal delivery, several of which are in clinical development. It is also aware of two competitors developing oral influenza vaccines, both of which are believed to be at the preclinical stage. Zynaxis believes that its oral influenza vaccine formulations will compete based on improved ease of administration, improved patient acceptance, reduced number of vaccinations required to provide protective immunity, and a shorter regulatory path based on use of materials already in use in humans.

The Company's competitors may be fully integrated pharmaceutical companies, which have expertise in research and development, manufacturing, testing, obtaining regulatory approvals, and marketing, and have substantial financial and other resources. Smaller companies also may prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical companies or through acquisition by large pharmaceutical companies. Furthermore, academic institutions, governmental agencies and other public and private research organizations will continue to conduct research, seek patent protection and establish collaborative arrangements for product and clinical development and marketing which would provide royalties for use of their technologies. These products may compete directly or indirectly with those developed utilizing the Company's technologies.


Patents and intellectual property
---------------------------------

The Company considers its patent rights and other intellectual property to be critical to its business.

Compositions and methods for the administration of bioactive agents to and through the Peyer's Patch by means of microencapsulation in biocompatible, biodegradable microspheres of less than 10 microns diameter are protected by issued patents, pending U.S. patent applications and foreign counterparts held by Southern Research Institute ("SRI") and The UAB Research Foundation (University of Alabama at Birmingham) ("UAB") which are licensed exclusively to Zynaxis for the field of oral vaccine delivery. ALK has entered into a development and licensing agreement with the Company which grants them exclusive rights to sublicense the SRI/UAB patents for use in the field of allergy immunotherapy. Through the Secretech merger, the Company also acquired rights to additional pending U.S. patent applications and foreign counterparts relating to the use of polymeric mucoadhesives for delivery of vaccines at mucosal surfaces, the use of virasomes for intranasal vaccine delivery, and compositions and methods for preparation of solid, orally administrable dosage units for live viral vaccines.

Employees
----------

As of March 14, 1997, the Company had 11 full-time employees, 6 of whom are Ph.Ds. None of the Company's employees is represented by a labor union. The Company believes that its employee relations are good.

ITEM 2.  PROPERTIES

Through November 21, 1996, the Company leased approximately 39,000 square feet of space in Malvern, Pennsylvania. The Company had been subleasing approximately 9,000 square feet, or 23% of this facility, to two independent biotechnology companies at pre-determined increasing annual rates. These sublease agreements were to run through January 1999. In efforts to conserve cash and also in conjunction with the proposed Vaxcel Merger, as previously discussed, effective November 21, 1996 the Company's lease was amended to reduce the leased space from 39,000 square feet to 23,460 square feet. The lease amendment provides for pre-determined annual rates through January 1999 with
index-based adjustments to occur each year.   In November 1996, the remaining
sublease agreement was mutually terminated. The Company uses the remaining facility primarily for laboratory and administrative office space, including 2,700 square feet for a pilot manufacturing plant which the Company uses to perform contract manufacturing of bulk pharmaceutical chemicals for third parties. At December 31, 1996, the Company occupies approximately 15,800 square feet and is seeking a subtenant for the remaining space.


ITEM 3.  LEGAL PROCEEDINGS

Neither the Company nor either of its subsidiaries is a party to any legal proceeding.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

On December 6, 1996, in accordance with the provisions of the Company's Amended and Restated Articles of Incorporation, as amended, the holders of Series A Convertible Preferred Stock of the Company unanimously consented in writing to the secured loan agreement with CytRx and the use of the assets of the Company as security for such loan.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        SHAREHOLDER MATTERS

As discussed below, the Company's Common Stock currently is not traded in any established market. The Company's Common Stock traded on the Nasdaq SmallCap Market under the symbol ZNXS until December 24, 1996, at which time it was delisted due to the Company's inability to meet the criteria for continued listing. Shares of the Company's Common Stock were first traded publicly on January 30, 1992 in connection with the Company's initial public offering. The following table sets forth for the periods indicated the high and low closing sale prices of Common Stock, as reported by Nasdaq:

                                                            High      Low
                                                            ----      ---
     1996
             First Quarter...........................    $  1  1/2  $   5/8
             Second Quarter..........................       1  3/4      3/4
             Third Quarter...........................       1 3/16     7/16
             Fourth Quarter (until December 24, 1996)         7/16     3/32

     1995
             First Quarter...........................    $  2  1/8  $     1
             Second Quarter..........................       1 7/16        1
             Third Quarter...........................       2  1/4    15/16
             Fourth Quarter..........................       1  1/2      5/8

As of March 14, 1997, there were approximately 305 holders of record of Common Stock. The Company has never declared or paid any cash dividends on its capital stock. The Company currently intends to retain its cash to finance operations and therefore does not anticipate paying any cash dividends in the foreseeable future.

Prior to December 20, 1995, the Company's Common Stock traded on the Nasdaq National Market. The By-Laws of the National Association of Securities Dealers, Inc. required that the Company maintain certain quantitative standards for continued listing on the Nasdaq National Market. These standards included, among other things, a minimum bid price of $1.00 per share or, in the alternative, market value of public float of $3,000,000 and net tangible assets of $4,000,000. Additionally, an issuer such as the Company, which had sustained losses from continuing operations and/or net losses in three of its last four most recent fiscal years, was required to have net tangible assets of at least $4,000,000. Due to the Company's inability to continue to consistently meet these standards, the Company's Common Stock was removed from the Nasdaq National Market and began trading on the Nasdaq SmallCap Market. On December 24, 1996, Zynaxis was delisted from the Nasdaq SmallCap Market due to its continued noncompliance with quantitative listing standards, including Zynaxis' failure to maintain a bid price greater than or equal to $1.00 per share or, in the alternative, to maintain capital and surplus of $2,000,000 and a market value of public float of $1,000,000.

ITEM 6. SELECTED FINANCIAL DATA

The following table summarizes certain selected consolidated financial data for the five years ended December 31, 1996. The information in the table below is derived from, and qualified by reference to, the financial statements of the Company which are included elsewhere in this Report and which have been audited by Arthur Andersen LLP, independent public accountants, whose report on the financial statements includes an explanatory paragraph concerning the Company's ability to continue as a going concern. This data should be read in conjunction with the Company's financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Report.

                                                                      Year ended December 31,
Statement of Operations
Data:                                             1996            1995            1994           1993           1992
                                                  ----            ----            ----           ----           ----
 Revenues                                 $  2,050,467   $     761,792   $   1,163,955   $  1,573,550   $  1,166,658

Operating Expenses:
-------------------
Cost of sales                                        -          40,262         273,088              -              -
Research & development                       3,642,195       5,168,912       6,344,221      7,042,790      4,341,691
Marketing, general &
administrative                               2,019,042       2,239,921       3,397,948      2,875,112      1,263,317
Charge for acquired
research and development                             -       5,165,793               -              -              -
Restructuring charge                                 -         347,436               -              -              -
Provision for asset
impairment                                   1,152,130               -       1,466,360              -              -
                                        -----------------------------------------------------------------------------
                                             6,813,367      12,962,324      11,481,617      9,917,902      5,605,008

Other income (expense):
-----------------------
Interest income (expense),
 net                                           (58,934)         44,023         106,259        574,261      1,023,676
Other income (expense)                         591,364         162,232               -              -              -
Net gain on sale of
diagnostics technologies and
assets                                               -       1,616,840               -              -              -
                                        -----------------------------------------------------------------------------
                                               532,430       1,823,095         106,259        574,261      1,023,676

Net loss                                   ($4,230,470)   ($10,377,437)   ($10,211,403)   ($7,770,091)   ($3,414,674)
Net loss per common share                       ($0.42)        ($ 1.57)        ($ 1.95)        ($1.49)        ($0.71)
Shares used in computing
net loss per common share (1)               10,126,676       6,602,813       5,241,317      5,204,967      4,837,661

                                                                       December 31,
Balance Sheet Data:                               1996            1995            1994           1993           1992
                                                  ----            ----            ----           ----           ----
Cash, cash equivalents and
 investments                              $    124,348   $     509,143   $   2,216,456   $ 15,375,621   $ 22,901,516

Working capital (deficit)                   (2,029,680)       (733,698)      1,122,483     12,917,242     13,005,985

Total assets                                 1,398,283       3,987,828       6,399,135     20,888,148     24,429,508
Long-term debt and other
 long-term obligations                          65,511         183,403         212,245      3,833,841        312,058
Stockholders' equity
(deficit)(2)                                (1,110,557)      2,357,595       5,277,193     15,463,531     23,063,154

(1) Computed on basis described for net loss per share in Note 2 to Notes to Consolidated Financial Statements
(2) Includes accretion of $2,543,068 to convertible preferred stock redemption value. No dividends on the Common Stock have been declared or paid since the inception of the Company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Background and Summary of 1996 Events
-------------------------------------

This review should be read in conjunction with the information presented in the Consolidated Financial Statements and the related Notes to the Consolidated Financial Statements.

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

During 1995, the Company modified its strategic direction, divesting its diagnostic products, acquiring vaccine delivery technologies, and focusing its resources on selected drug and vaccine delivery opportunities. Four key events occurred in 1995 as a result of the Company's restructuring: (i) the sale of the Company's diagnostic operations, accompanied by a significant reduction in workforce, (ii) the acquisition by merger of Secretech and associated technologies for oral and mucosal vaccine delivery, (iii) the completion of a private placement which raised net proceeds of $2,700,000 to fund operations, and (iv) the completion of a significant corporate collaboration agreement for the development of certain technologies acquired through the merger with Secretech. These events are described in detail within "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1995.

During 1996, the Company attempted to develop its technologies and enter into significant corporate collaborations. Other than the Company's development and licensing agreement with ALK, the Company had limited success in entering into such significant collaborations.

As part of its continued efforts to raise cash in order to finance its ongoing operations, in 1996 the Company began to focus on the possibility of selling its process chemistry/pilot plant operations, known as Cauldron Process Chemistry, and its related assets for cash. Cauldron was established by the Company to utilize its process chemistry expertise in response to growing demand for contract services. Cauldron provides collaborative consulting services on all aspects of bulk pharmaceutical production and provides research, development and pilot scale-up facilities to the pharmaceutical, biochemical and fine chemical industries. In July 1996, the Company signed a letter of intent giving Seloc an exclusive option to buy Cauldron. In conjunction with the execution of the letter of intent, the Company received a nonrefundable exclusive option payment of $100,000 and an up-front payment of $50,000 on a Seloc process development contract. On August 27, 1996, the Company received notification that Seloc was terminating its option to purchase Cauldron. The Company has since revived discussions with previous potential purchasers and initiated discussions with others and plans to sell Cauldron in conjunction with the sale of substantially all the assets of the Company in connection with the Merger.

The Seloc Termination precipitated three significant strategic decisions. These included (i) a 40% reduction in operations and workforce in September 1996 in order to conserve cash, (ii) the sale to Phanos of intellectual property related to the Company's Zyn-Linker technologies and (iii) the decision to enter into a merger agreement with CytRx and Vaxcel.

Zynaxis determined that, in order to conserve its limited cash resources, it must limit its activities to those which were cash positive or were essential to the Company's operations. Accordingly, in September 1996, the Company terminated nearly all of its employees engaged in the research and development of the Company's Zyn-Linker and vaccine delivery technologies. As a result, the Company's operations were reduced to its Cauldron process chemistry operations, research and development funded through SBIR grants and other essential corporate functions. The Company's current staffing level is eleven full-time employees.

On September 23, 1996, the Company entered into an Exclusive License Agreement and Purchase Option with Phanos for intellectual property related to its Zyn-Linker technologies. At that time, the Company received initial deposits totaling $200,000, of which $195,000 was refundable should Phanos have decided not to exercise the option. On January 21, 1997, the Company received notification that Phanos had exercised its option and the Company received $525,000, representing the balance of the purchase price. Under the terms of the agreement, Phanos acquired all of the Company's Zyn-Linker technologies.

On December 6, 1996, the Company entered into the Merger Agreement with CytRx, Vaxcel, and Vaxcel Merger Sub. Pursuant to the Merger Agreement, subject to approval by shareholders of Zynaxis and certain other conditions, Vaxcel Merger Sub will be merged with and into Zynaxis, which will be the surviving corporation and will be a wholly-owned subsidiary of Vaxcel. The Company anticipates that, subject to shareholder approval and the satisfaction of conditions to the Merger, the Merger will be consummated in April or early May 1997. In the Merger, the security holders of Zynaxis will exchange their Zynaxis securities for securities of Vaxcel and will own approximately 12.5% of the outstanding Common Stock of Vaxcel immediately following the Merger. CytRx will own the remaining approximately 87.5% of Common Stock of Vaxcel immediately following the Merger.

Simultaneously with the execution of the Merger Agreement, Zynaxis and CytRx entered into a secured loan agreement in order for the Company to have sufficient funding for continued operations pending the Merger. CytRx agreed to loan up to $2,000,000 to the Company on a secured basis. At December 31, 1996, $975,000 had been advanced and was used in settling a major portion of the Company's outstanding liabilities as well as funding December operations. All advances accrue interest at a rate of prime plus 2%. Upon the consummation of the Merger between Zynaxis and Vaxcel, CytRx will contribute to Vaxcel an amount of funding equal to the outstanding principal and interest of the loan, as well as additional amounts specified in the Merger Agreement. Among other agreements entered into in connection with the Merger is an agreement providing for the sale of substantially all assets of the Company.

The transaction documents further provide that Zynaxis preferred stockholders who also hold warrants to purchase the Company's Common Stock, and three other warrant holders, will exchange the Zynaxis warrants for warrants to purchase Vaxcel Common Stock in the Merger. Additionally, certain shareholders who hold convertible notes issued by Zynaxis will exchange such notes for shares of Vaxcel Common Stock in the Merger.

Upon execution of the Merger Agreement, a technology development agreement was also executed by the Company and Vaxcel relating to the development of the Company's vaccine delivery technology pending the Merger.

The Company has not received significant revenues from the sale of any of its products. For the period from its inception to December 31, 1996, the Company had an accumulated deficit of $49,751,000.


Liquidity, capital resources and plans to fund future operations
-----------------------------------------------------------------

At December 31, 1996, the Company had cash and cash equivalents of $124,000 and a working capital deficit of $2,030,000. For the year ended December 31, 1996, net operating cash outflow was $2,307,000.

The Company has funded operations since December 31, 1995 primarily through the issuance of short-term promissory notes to certain holders of Series A Convertible Preferred Stock (the "Preferred Shareholders"), the completion of an additional private offering, and a secured loan from CytRx.

The Company issued an aggregate of $450,000 of Demand Promissory Notes (the "Notes") to three of its Preferred Shareholders in exchange for cash to fund operations. These Notes bear interest at an annual rate of 11 1/4% and are to be repaid on the earlier of (a) the date the Company receives aggregate proceeds of at least $1,000,000 from the sale of Cauldron, as discussed previously, or
(b) upon demand on selected dates in the third or fourth quarters of 1996. As additional consideration, the Company issued an aggregate of 225,000 warrants to purchase Common Stock with an exercise price of $1.00 per share. In conjunction with the signing of the Merger Agreement in December 1996, a Note Exchange Agreement was entered into whereby two of these three notes payable to shareholders will be exchanged for Vaxcel Common Stock upon consummation of the Merger.

During the first half of 1996, the Company continued to attempt to raise significant additional funds in a private offering. On February 29, 1996, the Company received cash proceeds of $500,000 in a private placement of Common Stock to an institutional investor. Under the terms of the purchase agreement, the Company issued 500,000 shares of unregistered Common Stock at a price of $1.00 per share, and a warrant to purchase 150,000 shares of unregistered Common Stock at an exercise price of $1.00 per share.

Additionally, on February 29, 1996, the Company converted a $150,000 bridge loan from a Preferred Shareholder and accrued interest thereon into 152,582 shares of unregistered Common Stock and issued a warrant to purchase 45,775 shares of Common Stock at an exercise price of $1.00 per share.

Simultaneously with the execution of the Merger Agreement, Zynaxis and CytRx entered into a secured loan agreement in order for the Company to have sufficient funding for continued operations pending the Merger. The terms of the loan agreement allow the Company to borrow up to $2,000,000 from CytRx between December 1996 and the closing of the Merger. Proceeds from any amounts borrowed are to be used to satisfy existing liabilities and to fund operations pending the Merger. As of December 31, 1996, $975,000 had been advanced at a rate of prime plus 2%.

Zynaxis is subject to significant uncertainty and risk which could have a severe impact upon the ability of Zynaxis to continue as a going concern. Zynaxis' independent accountants have included an explanatory paragraph in their report covering Zynaxis' financial statements for the fiscal year ended December 31, 1996, expressing substantial doubt about Zynaxis' ability to continue as a going concern.

The estimated effort, timing and resources necessary to develop the Zynaxis vaccine technologies into commercially viable products are difficult to predict and will vary based on the products under development. Management believes that the closest products to commercialization using the Zynaxis technologies at present are the allergy products being developed by ALK. Assuming continued successful development, it is possible that such allergy products using the Zynaxis technologies may be commercialized in three to four years. It should be noted that the resources necessary to develop the allergy products using the Zynaxis technologies will be borne by ALK, since under the terms of the ALK development and licensing agreement, ALK is responsible for conducting all development, regulatory submissions, and marketing activities. Products using the Zynaxis technologies other than the ALK allergy products will require additional effort and resources to develop. For the poly-(DL-lactide-co-glycolide) ("PLG") microencapsulation technology, development efforts will be undertaken to increase the efficiency of uptake through the Peyer's Patches or increase the immunogenicity of PLG-encapsulated vaccines. For the mucoadhesive technology, the aim of the development program will be to evaluate mucoadhesives with a variety of different antigens in well-controlled preclinical studies.
The objective for both of these programs is to develop a data package on each Zynaxis technology in order to secure licensing agreements with pharmaceutical / biotechnology companies engaged in vaccine research and development. Under such licensing agreements, partners will assume responsibility for product development, regulatory approval and marketing. Consequently, the major expense of commercializing products using the Zynaxis technologies will be borne by the sublicensees. Given that such development programs are currently at the preclinical stage, the process for a new vaccine from Phase I to commercialization can take seven or more years. This timetable may be significantly reduced if partners are using the Zynaxis technologies to commercialize improved versions of existing vaccines such as influenza virus or Hepatitis B vaccines.

Zynaxis is critically short of cash to fund its operations and has a working capital deficit of $2,030,000. The ability of the Company to operate as a going concern beyond December 31, 1996 will be determined by its ability to complete the Merger with Vaxcel. There can be no assurance that the Company will ultimately complete this transaction. Additionally, certain matters associated with the transaction require the approval of shareholders. If the Company is unable to complete the transaction, if the shareholders fail to approve the Merger or if certain conditions precedent to the closing of the Merger do not occur, the Company will not be able to continue operations. No assurance can be provided as to when or if all of the conditions precedent to the Merger can or will be satisfied. Pursuant to the terms of the Agreement, if the Merger is not completed on or before March 31, 1997, the Agreement may be terminated by Zynaxis, CytRx or Vaxcel. The parties intend to waive this condition. In addition, if the Merger is not consummated, management believes that Zynaxis may not be able to pay the outstanding balance under the secured loan from CytRx when it comes due. If Zynaxis defaults, CytRx may exercise its rights as a secured creditor with respect to certain assets of Zynaxis, including, but not limited to, foreclosing on Zynaxis' rights in its vaccine delivery technologies.

Should the Company determine that it is no longer in the best interest of its shareholders to continue operations, the ability of the Company to fund an orderly disposition of assets, pay off its then outstanding liabilities and return any remaining cash to its shareholders will be limited by the amount of working capital then on hand, if any.

The Company's net cash used for operations was $2,307,000, $5,104,000 and $8,772,000 for the years ended December 31, 1996, 1995, and 1994, respectively. The 55% decrease in the use of cash for operations between 1995 and 1996 was primarily due to the full year effect of the divestiture of the Company's diagnostic operations and related reductions in workforce. Additionally, the growth in the Company's notes payable favorably impacted the change. The 42% decrease in the use of cash for operations between 1994 and 1995 reflected the divestiture of the Company's diagnostics operations during 1995, combined with an increase in accounts payable and accrued expenses.

The Company's net cash from investing activities was $205,000, $2,924,000, and $7,575,000 for the years ended December 31, 1996, 1995, and 1994, respectively. Included in 1996 cash flows were proceeds of $143,000 from the sale of equipment and leasehold improvements and purchases of equipment of $35,000. Included in 1995 cash flows were proceeds from the sale of the Company's diagnostic technologies of $1,329,000, payment of Secretech merger-related expenses of $380,000 and purchases of equipment and leasehold improvements of $54,000. In 1994, the Company used $652,000 to purchase property and leasehold improvements, primarily related to the construction of the Company's process chemistry/pilot plant operations and expansion of available laboratory space.

The Company's net cash from financing activities was $1,815,000, $2,501,000, and $(3,735,000) for the years ended December 31, 1996, 1995, and 1994, respectively. For the years ended December 31, 1996 and 1995, the Company received net cash proceeds from private placements totaling $500,000 and $2,712,000, respectively, and proceeds from bridge loans of $450,000 and $150,000, respectively. Additionally, $975,000 was received in 1996 from a secured loan with CytRx, as discussed above. In November 1996, a ten-year collateralized note with the Company's lessor of office and research facilities was satisfied in full for $91,000, the amount of the collateral certificate of
deposit.   In 1995, the Company fully repaid a four-year $4,000,000 variable rate secured bank term loan which had been obtained in 1993 to finance the Company's leasehold improvements and equipment purchases.


Uncertainties and Risks
-----------------------

The Company is subject to significant uncertainty and risk which could have a severe impact upon the ability of the Company to continue as a going concern. The Company's independent public accountants have included an explanatory paragraph in their report covering the Company's financial statements for the year ended December 31, 1996, expressing substantial doubt about the Company's ability to continue as a going concern. These risks and uncertainties arise from a number of factors, some of which are described below, including those inherent in the biotechnology industry as well as those resulting from the Company's poor financial condition, as previously discussed.

If the Company is ultimately able to complete the Merger, the Company will continue to be exposed to the significant risks of product development. Product opportunities that the Company is presently pursuing will require extensive additional research, development, clinical testing and regulatory approvals prior to commercialization. These activities are time-consuming and expensive. The ability of the Company to advance these technologies will be highly dependent upon the Company's available cash resources and the ability of the Company to obtain significant and sustained funding from collaborative partners, investors or other sources. To date, the Company has had limited success in obtaining substantial funding from collaborative partners. There is no assurance that the Company will be successful in the future. Pharmaceutical companies seeking collaborative arrangements in order to avail themselves of products in the development stage have become increasingly selective and have required substantial proof of principle, safety and efficacy before agreeing to provide substantial collaborative funding. Significant cash expenditures are required to obtain such evidence of principle, safety and efficacy.

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

The Company's success depends in part on its ability to obtain patents, maintain trade secret protection and operate without infringing on the proprietary rights of others. The Company has exclusive licenses from third parties under various U.S. patent applications to the oral vaccine delivery technology. There can be no assurance that any of the Company's patent applications will be approved, that the Company will develop additional proprietary technologies that are patented, that any patents issued by the Company or its licensers will provide the Company with any competitive advantages or will not be challenged by third parties, or that the patents of others will not have an adverse effect on the ability of the Company to operate in a particular field. Patent law relating to the scope of claims in the biotechnology field is still evolving and the degree of future protection for the Company's proprietary rights is uncertain. Furthermore, there can be no assurance that others will not independently develop similar technologies, or design around patents issued to the Company. The failure by the Company to obtain appropriate patent protection may make certain of its products commercially unattractive.

The Company's strategy for the research, development, manufacture and marketing of vaccine products using its delivery technologies is to enter into various arrangements with corporate partners, licensors, licensees and others. The Company has no commercial-scale manufacturing or clinical trial capabilities. Therefore, the successful commercialization of the Company's vaccine technologies is dependent upon the Company's ability to enter into such arrangements and the ability of these third parties to perform their agreed-upon responsibilities. Although the Company believes that parties to any such arrangements would have an economic motivation to succeed in performing their contractual responsibilities, the actual performance under the arrangements is outside of the control of the Company.

Research, preclinical development, clinical trials and manufacturing and marketing of pharmaceutical products are subject to extensive, costly and rigorous regulation by government authorities in the United States and other countries. The process of obtaining required regulatory approval from the FDA and other regulatory authorities often takes many years and can vary substantially based upon the type, complexity, novelty and application of the product. As with any investigational new drug or vaccine, additional government regulations may be promulgated which could impose additional costly and time consuming testing procedures necessary to obtain regulatory approval. There can be no assurance that any products developed by the Company in collaboration with others will be determined to be safe and efficacious in clinical trials or meet other applicable regulatory standards to receive the necessary approvals for manufacture and marketing. Even if such approvals are obtained, post-market evaluation of the products could result in limitations of the approvals. Delays in obtaining U.S. or foreign approvals could adversely affect the marketing of products developed from the Company's technology and diminish any competitive advantage. Even if FDA and/or foreign regulatory approvals are obtained, there can be no assurance that such products will be accepted and prescribed by physicians, or will be accepted by third party insurers or government health administration authorities as a reimbursable expense. In addition, delays in regulatory approvals that may be encountered by corporate collaborators or other licensees of the Company could adversely affect the Company's ability to receive royalties under such arrangements.

The Company has royalty obligations to SRI and UAB under a license agreement for the rights to certain microencapsulation technology. Vaxcel will acquire these rights and obligations through the Merger, but may not be able to renegotiate the license agreement on terms and conditions which it believes will make the sublicensing of the technology more attractive to corporate partners. In this event, Vaxcel may be forced to abandon the development of the microencapsulation technology.


Results of Operations
---------------------

Revenues totaled $2,050,000 in 1996, $762,000 in 1995, and $1,164,000 in 1994.
Revenues by major source in each of these years were as follows:

                                               1996           1995           1994
                                               ----           ----           ----
   Collaborative revenue from ALK         $     750,000  $    250,000  $           -
   Collaborative revenue from Lilly                   -             -        749,000
   Other collaborative revenues                  92,000        75,000              -
   Research reagent sales                             -        77,000        241,000
   Zymmune-related sales                              -        65,000        164,000
   Government grant revenues                    399,000       251,000              -
   Contract revenues                            809,000        44,000              -
                                        ----------------------------------------------
                                          $   2,050,000  $    762,000  $   1,164,000
                                        ==============================================

Collaborative revenue from ALK is a result of a development and licensing agreement entered into between ALK and the Company in October 1995. Other collaborative revenues stem from research done on behalf of ALK as well as a few other minor collaborations. The Lilly agreement was terminated by Lilly in August 1994. Research reagent and Zymmune-related sales were from the Company's diagnostic operations, which have subsequently been divested. Contract revenues were from Cauldron process chemistry/pilot facility services provided to pharmaceutical, biotechnology and chemical companies. These efforts commenced in late 1995.

The Company's revenues have fluctuated in the past and are expected to continue to fluctuate in the future. Zynaxis does not expect to generate any ALK collaborative revenues in 1997. The Company expects to generate approximately $200,000 in grant revenues in 1997 based upon existing grants. There is no assurance additional grants will be received. Contract revenues are dependent upon the Company's ability to continue to market its process chemistry/pilot facility services. The Company is uncertain as to expected revenues and there is no assurance that 1996 revenues are representative of future results.

Costs of sales in 1995 and 1994 related to the sale of both Zymmune and research reagent products. With the divestiture of the Company's diagnostic technologies in 1995, and the

Company's focus on partnering its drug and vaccine technologies with other companies, there were no cost of sales in 1996.

Research and development expenses totaled $3,642,000, $5,169,000, and $6,344,000 in 1996, 1995, and 1994, respectively. The 30% decrease between 1995 and 1996 resulted from the headcount reduction by nearly 40% in September 1996 as well as the overall cost reduction measures adopted by the Company during 1996 due to its dire financial condition. The 19% decrease between 1994 and 1995 was primarily attributable to the divestiture of the diagnostic technologies, which began in January 1995 with a 24% reduction in the Company's workforce.
Partially offsetting the favorable effect of these reductions were nonrecurring costs of approximately $820,000 related to the funding of Secretech's operations prior to the effective date of the Secretech merger in July 1995, and additional depreciation expense of the Company's pilot plant which was operational for a full twelve months in 1995.

Marketing, general and administrative costs were $2,019,000 in 1996, $2,239,000 in 1995, and $3,398,000 in 1994. Expenses in 1996 were higher for legal fees of approximately $300,000, primarily due to extensive work regarding the Vaxcel matters. This amount was more than offset by an overall reduction in general and administrative expenses due to reduced operating activities and a reduction of marketing, general and administrative expenses of approximately $150,000 related to the December 1996 settlement of certain outstanding liabilities at less than 100% of amounts owed and the adjustment relating to the Company's lease amendment. The 34% decrease between 1994 and 1995 was principally due to 1994's significant Zymmune-related marketing costs of $1,219,000, which ended with the January 1995 decision to divest the diagnostic operations.

In connection with the acquisition of Secretech, in 1995 the Company recorded a charge of $5,166,000 for acquired research and development. This charge represented the purchase of in-process research and development equal to the value of the 4,132,075 total shares of Common Stock issued to the Secretech shareholders, the excess of liabilities assumed over assets acquired, as well as fees and expenses to effect the transaction.

During 1995, in connection with the decision to divest its diagnostic operations, the Company recorded a restructuring charge of $347,000 representing severance payments, inventory buy-back payments, and certain other costs associated with and directly attributable to the decision to terminate its diagnostic operations.

During 1994, the Company recorded a provision of $1,466,000 for the impairment in the value of the assets associated with the Company's diagnostic operations. During 1996, the Company recorded a provision of $1,152,000 for the impairment in the value of the assets associated with the Company's Cauldron operations.

The Company recognized interest income of $57,000, $81,000, and $367,000 in 1996, 1995, and 1994, respectively. The decreasing interest revenue was attributed to declining investable assets.

The Company recognized interest expense of $116,000, $37,000, and $261,000 in 1996, 1995, and 1994, respectively. Interest expense in 1996 included a $60,000 charge deemed to be the value of 225,000 warrants to purchase Common Stock that were issued during 1996. Also included in 1996 was approximately $36,000 of interest expense accrued for the notes payable to shareholders and the note payable to CytRx. The higher interest expense in 1994 was the result of the Company's $4,000,000 term loan obtained in December 1993, which was substantially repaid in the fourth quarter of 1994 and fully paid off in the second quarter of 1995.

Other income of $591,000 in 1996 was primarily comprised of (1) $238,000 from the Company's subleasing of certain excess space at its Malvern facility, (2) $46,400 of royalty income earned from Phanos for manufacturing and distributing its research reagent products, (3) the option payment from Seloc of $100,000 which was forfeited by Seloc when Seloc terminated the proposed acquisition of Cauldron, and (4) approximately $131,000 of gain recognized by the Company on the sale of certain fixed assets during the fourth quarter of 1996. In 1995, other income of $162,000 was primarily generated by the sublease agreements for the excess space in the Company's Malvern, Pennsylvania facility.

In connection with the divestiture of its diagnostic technologies and assets, the Company recognized a net gain of $1,617,000 in 1995. This represented the cash received from both the Intracel Corporation ("Intracel") and Phanos transactions, and the discounted value of the secured promissory note received from Intracel, reduced by certain lease termination and other technology transfer costs.


Basis of Accounting
-------------------

The Zynaxis financial statements were prepared assuming the Company will continue as a going concern. The Company's most significant assets are the Cauldron assets, which are valued at $600,000, based upon the most recent non-binding purchase proposal for these assets. All of the other assets are principally monetary assets or are based on contractual arrangements. Zynaxis' liabilities consist principally of trade payables and notes payable to its shareholders and CytRx. The only other significant commitment is its facility lease, which is expected to be assumed by the buyer of the Cauldron assets (see Notes 6 and 13 to Notes to the Consolidated Financial Statements). The asset and liability carrying amounts do not purport to represent realizable or final settlement amounts.

The ability of the Company to operate as a going concern beyond December 31, 1996 will be determined by its ability to complete the Merger with Vaxcel. In the absence of the consummation of the Merger, the management of Zynaxis does not believe that sufficient cash could be generated to support its operations during 1997. If the Company is unable to continue operations, the ability to fund an orderly disposition of assets, pay off its then outstanding liabilities and return any remaining cash to its shareholders will be limited by the amount of working capital then on hand, if any.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company are filed under this
Item 8, beginning on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company's directors and executive officers as of March 14, 1997 are as follows:


Name                         Age                 Position
----                         ---                 --------

Martyn D. Greenacre          55                  Chairman, President and Chief
                                                 Executive Officer

John F. Chappell (2)         60                  Director

Lyle A. Hohnke, Ph.D. (1)    54                  Director

Donald E. Morel Jr., Ph.D.
 (2)                         39                  Director

Stephen K. Reidy (2)         46                  Director

Dennis P. Schafer            49                  Director

Michael A. Christie, Ph.D.   44                  Vice President, Process
                                                 Development and Secretary

------------------------------
(1)  Member of the Audit Committee
(2)  Member of the Compensation and Stock Option Committee

Mr. Greenacre has served as the Company's President and Chief Executive Officer since March 1993 and as Chairman since April 1993. From 1989 to 1992, Mr. Greenacre was Chairman Europe of SmithKline Beecham Pharmaceuticals in London, where he was responsible for the management of all pharmaceutical subsidiaries in Western Europe and for the execution of the merger of SmithKline Beecham Corp. and Beecham Group p.l.c. pharmaceutical operations in Europe. From 1983 to 1989, Mr. Greenacre served as Vice President, Continental Europe, SmithKline & French Pharmaceuticals. Mr. Greenacre is also a director of Cephalon, Inc., Creative BioMolecules, Inc., IBAH, Inc. and Genset s.a.

Mr. Chappell has served as a director of the Company since July 1995 and as the President of Plexus Ventures, Inc. since December 1990. Plexus Ventures, Inc. engages in venture capital investments in development-stage pharmaceutical companies. From 1989 to 1990, Mr. Chappell was Chairman, Pharmaceuticals of SmithKline Beecham, p.l.c. Mr. Chappell is a director of Neurex Corporation, Ribi ImmunoChem Research and Telor Opthalmic Pharmaceuticals. Mr. Chappell also served as a director of Secretech prior to the July 1995 merger with the Company.

Dr. Hohnke has served as a director of the Company since April 1996 and as a member of Javelin Venture Partners, L.L.C., a general partner of Javelin Ventures, L.P., a company engaged in venture capital investments, since 1994. From January 1991 to September 1994, Dr. Hohnke was General Partner for Heart Land Seed Capital Fund. Dr. Hohnke also serves as a director of Diamond Animal Health, Inc., Southern BioSystems, Inc. and GuideStar Health Systems, Inc.

Dr. Morel has served as a director of the Company since July 1995 and as Vice President, Research and Development of The West Company since November 1992. The West Company is engaged in pharmaceutical packaging and the development of drug delivery systems. From 1988 to 1992, Dr. Morel was Director, Research and Development of Applied Research Inc., a company engaged in contract research in the materials packaging area.

Mr. Reidy has served as a director of the Company since February 1995 and has been affiliated with Euclid Partners Corporation, a company engaged in venture capital investments in the information technology and healthcare fields, since 1987. Mr. Reidy is a general partner of Euclid Associates III, L.P. Mr. Reidy also served as a director of Secretech prior to the July 1995 merger with the Company.

Mr. Schafer has served as a director of the Company since July 1995 and was also Vice President, Vaccine Development, of the Company from July 1995 to September 1995. Mr. Schafer served as a consultant to the Company from October 1995 until September 1996. He served as President of Secretech, and was a member of its board of directors, from 1989 to July 1995. From 1985 to 1989, Mr. Schafer was Executive Vice President of Molecular Engineering Associates, Inc., a company engaged in biotechnology and medical research.

Dr. Christie joined the Company in March 1992 as Vice President, Process Development and was designated an executive officer in February 1993. In November 1996, he was appointed Secretary of the Company. From 1981 through 1992, Dr. Christie served in various positions with SmithKline Beecham Chemicals, last serving as the Director of Chemical Development.


Directors hold office until the next annual meeting of shareholders and the election and qualification of their successors or until a director's death, resignation or removal. The executive officers are elected by the board of directors and serve at the discretion of the board.

The board of directors met on 17 occasions in 1996, including several teleconference meetings. Each director attended at least 75% of the meetings held during the period for which he was a director during 1996 and the committee or committees on which he served during 1996.

The board of directors has standing Audit and Compensation and Stock Option Committees. The board of directors has no nominating committee. The Audit Committee meets with Zynaxis' independent accountants to review the scope of auditing procedures and its accounting procedures and controls. The Audit Committee also provides general oversight with respect to accounting principles employed in Zynaxis' financial reporting. The Audit Committee met once during 1996. The Compensation and Stock Option Committee administers the terms and provisions of the Zynaxis, Inc. Amended and Restated 1989 Stock Option Plan (the "Option Plan"), including the determination, subject to the provisions of the Option Plan, of the grantees eligible to receive options, the nature of options granted, the number of options granted, and the exercise price, vesting schedule, term and all other conditions and terms of options granted, Additionally, the Compensation and Stock Option Committee reviews and makes recommendations with respect to compensation of officers and key personnel, including bonuses, and reviews other compensation matters generally. There were no meetings of the Compensation and Stock Option Committee during 1996.

Section 16(a)  Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Zynaxis' executive officers and directors to file reports of ownership of securities of Zynaxis and changes in ownership with the Securities and Exchange Commission (the "Commission"). John F. Chappell, Lyle A. Hohnke and Stephen K. Reidy, members of the board of directors, failed to file on a timely basis three, one and four reports, respectively, with respect to securities of Zynaxis acquired by their affiliates during 1995 and 1996. Plexus Ventures, Inc., an affiliate of Mr. Chappell, acquired warrants to purchase Common Stock in May 1996 in connection with the issuance by Zynaxis of a demand note to the affiliate. Additionally, Mr. Chappell's affiliate acquired Common Stock in November 1996 as compensation under a consulting agreement between the affiliate and Zynaxis. Mr. Hohnke failed to file an initial statement of beneficial ownership upon his election to the board in April 1996 with respect to securities of Zynaxis held by his affiliate, Javelin Capital Fund, L.P. Euclid Partners III, L.P., an affiliate of Mr. Reidy, acquired warrants to purchase Common Stock in December 1995 and May 1996 in connection with the issuance by Zynaxis of demand notes to the affiliate. Additionally, Mr. Reidy's affiliate acquired Common Stock and warrants to purchase Common Stock in February 1996 in consideration for the surrender and cancellation of the demand note issued in December 1995. Dennis P. Schafer, a member of the board of directors, failed to file on a timely basis two reports with respect to securities of Zynaxis acquired by him during 1995 and 1996. Mr. Schafer received shares of Common Stock in April 1996 arising from his status as a beneficiary under a liquidating trust that held Common Stock pursuant to the Secretech merger. Each of Mr. Schafer, Mr. Reidy's affiliate and Mr. Chappell's affiliate received additional shares of Common Stock as contingent merger consideration in December 1995 pursuant to the Secretech merger agreement.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation

          The following table provides information concerning the annual and long-term compensation of the Chief Executive Officer and the other most highly compensated executive officers of the Company (the "Named Officers") for services rendered to the Company and its subsidiaries in all capacities during the fiscal years ended December 31, 1996, 1995 and 1994.


                                              Summary Compensation Table
                                                                                 Long-Term
                                                                                Compensation
                                                                                   Awards
                                                                                ------------
                                               Annual Compensation (1)             Shares
                                             -------------------------
                                                                                 Underlying       Other
Name and Principal Position              Year      Salary                Bonus    Options     Compensation
---------------------------------------  ----  --------------            -----  ------------  -------------


Martyn D. Greenacre                      1996        $222,561       (2)     --            --            --
President and Chief Executive Officer    1995        $219,280               --       370,000            --
                                         1994        $214,917               --        25,000            --

Katharine A. Muirhead, Ph.D.             1996        $ 93,415               --            --    $30,494 (3)
Senior Vice President, New Business      1995        $128,928               --            --            --
& Technology Development                 1994        $103,793               --        15,000            --

Betsy M. Ohlsson-Wilhelm, Ph.D.          1996        $ 77,773               --            --    $13,230 (4)
Senior Vice President, Research &        1995        $101,673               --            --            --
Development                              1994        $ 88,673               --         7,000            --

Michael A. Christie, Ph.D.               1996        $117,828       (5)     --            --            --
Vice President, Process Development      1995        $101,490               --            --            --
                                         1994        $ 99,694               --        10,000            --

----------------------

(1) In fiscal 1996, none of the executive officers listed above received perquisites or other personal benefits, securities or property which exceeded the lesser of $50,000 or 10% of such executive officer's salary and bonus.

(2) Included in Mr. Greenacre's 1996 salary amount of $222,561 is $18,547 of wages that have been earned in 1996 but deferred since October 1, 1996. In efforts to conserve cash, Mr. Greenacre agreed to defer one-third of his salary, beginning with the fourth quarter of 1996. The total deferred amount is expected to be paid to Mr. Greenacre at the time of the closing of the Vaxcel Merger.

(3) Dr. Muirhead was terminated in September 1996 in connection with the Company's reduction in workforce. Upon her separation from the Company, she agreed to defer receipt of her severance payment until the Company was in a more favorable cash position, at which time she would receive severance of $29,042 plus accrued interest. In January 1997, Dr. Muirhead received $30,494 in settlement of the severance plus interest owed to her.

(4) Dr. Ohlsson-Wilhelm was terminated in September 1996 in connection with the Company's reduction in workforce. Upon her separation from the Company, she agreed to defer receipt of her severance payment until the Company was in a more favorable cash position, at which time she would receive severance of $12,600 plus accrued interest. In January 1997, Dr. Ohlsson-Wilhelm received $13,230 in settlement of the severance plus interest owed to her.

(5) Included in Dr. Christie's 1996 salary amount of $117,828 is $14,348 of wages that have been earned in 1996 but deferred since May 1, 1996. In efforts to conserve cash, Dr. Christie agreed to defer receipt of a salary increase that he received in May 1996. The deferred amount accrues interest at a rate of 10% and will be paid to him upon the sale of Cauldron.

During 1996, the Company did not issue any stock options under the Option Plan. No stock appreciation rights have been granted by the Company; nor is the grant of such rights currently provided for in the Option Plan.

The following table provides, as to the Named Officers, option exercises during the fiscal year ended December 31, 1996 and the value of vested and unvested options. Year-end values are based upon the closing market price of a share of Common Stock on December 31, 1996 of $0.07.


              Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

                                                         Number of Unexercised        Value of Unexercised
                                                               Options at             In-the-Money Options
                                    Shares                 December 31, 1996          at December 31, 1996
                                   Acquired            --------------------------  --------------------------
                                      on      Value
Name                               Exercise  Realized  Exercisable  Unexercisable  Exercisable  Unexercisable
-------------------------------------------------------------------------------------------------------------

Martyn D. Greenacre                      --        --      206,500        388,500           --             --

Katharine A. Muirhead, Ph.D.             --        --           --             --           --             --

Betsy M. Ohlsson-Wilhelm, Ph.D.         857      $332           --             --           --             --

Michael A. Christie, Ph. D.              --        --       11,000          5,000           --             --

The Company does not currently grant any long-term incentives, other than stock options, to its executive officers or other employees.

Compensation of Directors

 . Directors who are employees of the Company do not receive additional compensation for service as directors. Directors who are not employees of the Company receive reimbursement for travel expenses incurred in order to attend board or committee meetings.

 . Board members are differentiated between "independent" and "non-independent" directors; independent directors are defined as those with less than a 1% beneficial interest in the Company.

 . There are no cash fees for directors except those defined as independent.
  Independent directors receive $1,500 for each board meeting attended and $500 for each Audit Committee meeting attended. Independent directors serving on the Compensation and Stock Option Committee will receive an annual fee of $1,500.

 . Newly appointed directors receive an "appointment grant" of 20,000 options under the Option Plan.

 . Following each annual meeting at which a director is reelected by the shareholders, each director so reelected will receive an annual grant of 5,000 options at an exercise price per share equal to the fair market value on the date of grant.

Agreements with Certain Executive Officers

Mr. Greenacre and the Company entered into an Amendment of Employment Agreement (the "Amendment") dated November 15, 1996. This Amendment applies to the May 5, 1995 Employment Agreement (the "Agreement") between Mr. Greenacre and the Company, which provides for a two-year term commencing March 29, 1995 and ending on March 29, 1997, with automatic annual renewals thereafter. The Agreement provides Mr. Greenacre with an annual base salary of $214,000, plus such additional amounts, if any, as may be approved by the Company's board of directors. In accordance with the terms of the Agreement, Mr. Greenacre's annual salary was set by the board of directors at $222,560 for 1996. The Amendment, entered into in connection with the pending Vaxcel Merger, provides for the following: (1) Mr. Greenacre shall remain as President and Chief Executive Officer of the Company until the earlier of (i) the termination of his Agreement or (ii) the date of the closing of the Vaxcel Merger; (2) beginning October 1, 1996, a one-third salary deferral has been agreed to by Mr. Greenacre; these deferred amounts shall be fully payable to him upon the closing of the Merger; (3) upon his termination, Mr. Greenacre will be entitled to a severance payment of $29,960; and (4) as determined by the achievement of certain milestones pending the Merger, Mr. Greenacre may be entitled to up to $55,000 of performance bonuses. Upon commencement of his employment in March 1993, Mr. Greenacre was granted an option under the Option Plan to acquire 200,000 shares of Common Stock at an exercise price of $5.125 per share, which was the closing price at the grant date, exercisable during a seven-year term at the rate of 20% of the shares subject to the option on each of the first five anniversaries of the date of grant. As a condition of Mr. Greenacre's employment contract signed in May 1995, he was granted an additional option to purchase 370,000 shares of Common Stock at an exercise price of $1.3125 per share, which was the closing price at the grant date, exercisable during a seven-year term at the rate of 20% of the shares subject to the option on each of the first five anniversaries of the date of grant. Mr. Greenacre has agreed that he will not, directly or indirectly, engage in any business activities that are competitive with the Company for at least two years after the termination of his employment with the Company.

In November 1996, in anticipation of the sale of Cauldron and the consummation of the Merger, the Company entered into an agreement with Dr. Christie, Vice President of Process Development. The agreement provides that Dr. Christie will receive a bonus of $25,000 upon the sale of Cauldron, assuming that (1) such a sale is executed before the consummation of the Vaxcel Merger and (2) Dr. Christie is still employed by Zynaxis at that time. If the sale of Cauldron occurs after the closing of the Merger, Dr. Christie will receive $10,000 if he is still employed by Zynaxis at that time. Additionally, upon the sale of Cauldron, Dr. Christie will be paid deferred salary with interest from May 1996.

In April 1995, the Company and Secretech entered into an employment agreement (the "Schafer Agreement") with Mr. Dennis Schafer, who became a director of the Company upon the Secretech merger in 1995. Under the terms of the Schafer Agreement, Mr. Schafer served as President of Secretech through the effective date of the merger, and as an executive officer of the Company serving in the capacity of Vice President - Vaccine Development from the merger in July 1995 through the termination of the Schafer Agreement on September 30, 1995. The Schafer Agreement provided for a salary at the annual rate of $135,000 during the employment term plus an incentive bonus of $15,000 on September 30, 1995, as well as an additional incentive bonus of $15,000 based upon his achievement of certain management objectives by that date. Total compensation paid to Mr. Schafer in 1995 pursuant to the terms of the Schafer Agreement was $22,500. Additionally, under the terms of the Schafer Agreement, concurrent with the effectiveness of the merger with Secretech, Mr. Schafer was granted an option to purchase 50,000 shares of Common Stock vesting at a rate of 50% on the date of the agreement and 50% on September 30, 1995. As described in Item 13, "Certain Relationships and Related Transactions," concurrent with the execution of the Schafer Agreement, Mr. Schafer entered into a consulting agreement (the "Consulting Agreement") with the Company which became effective on September 30, 1995, the termination date of the employment agreement, and remained in effect until September 30, 1996. Mr. Schafer had agreed not to compete during the employment term and for a period of one year after he last performed services under either the Schafer Agreement or the Consulting Agreement.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Directors and Executive Officers

  The following table sets forth certain information regarding beneficial ownership with respect to the shares of Common Stock of the Company (the "Common Shares") and shares of Series A Convertible Preferred Stock of the Company (the "Preferred Shares") as of March 1, 1997 by (1) each director of the Company, (2) each Named Officer of the Company and (3) all directors and executive officers of the Company as a group. This information has been provided by directors and officers at the request of the Company.


                                  Number of Shares          Percentage of
Beneficial Owner                Beneficially owned(1)  Class/Voting Shares (2)
------------------------------  ---------------------  ------------------------
John F. Chappell
------------------------------
     Common Shares (4)                        565,755                      5.3%
     Preferred Shares (5)                      25,000                      1.8%
          Combined Voting                     615,755                      4.6%
           Shares (3)

Michael A. Christie, Ph.D.
------------------------------
     Common Shares (6)                         19,828                        *
     Preferred Shares                               -                        -
          Combined Voting                      19,828                        *
           Shares (3)

Martyn D. Greenacre
------------------------------
     Common Shares (7)                        260,095                      2.4%
     Preferred Shares                               -                        -
          Combined Voting                     260,095                      1.9%
           Shares (3)

Lyle A. Hohnke, Ph.D
------------------------------
      Common Shares (8)                       500,000                      4.6%
       Preferred Shares (9)                   250,000                     17.7%
              Combined Voting               1,000,000                      7.3%
              Shares (3)

Donald E. Morel, Ph.D.
------------------------------
     Common Shares (10)                       255,000                      2.4%
     Preferred Shares (11)                    125,000                      8.8%
          Combined Voting                     505,000                      3.8%
           Shares (3)

                                Number of Shares       Percentage of
Beneficial Owner                Beneficially owned(1)  Class/Voting Shares (2)
------------------------------  ---------------------  -----------------------
Katharine A. Muirhead, Ph.D.
------------------------------
     Common Shares (12)                        34,560                        *
     Preferred Shares                               -                        -
          Combined Voting                      34,560                        *
           Shares (3)

Betsy Ohlsson-Wilhelm, Ph.D.
------------------------------
     Common Shares(13)                            857                        *
     Preferred Shares                               -                        -
          Combined Voting                         857                        *
           Shares (3)

Stephen K. Reidy
------------------------------
     Common Shares (14)                     2,263,192                     20.3%
     Preferred Shares (15)                    260,000                     18.4%
           Combined Voting                  2,783,192                     19.9%
            Shares (3)

Dennis P. Schafer
------------------------------
     Common Shares (16)                       189,074                      1.8%
     Preferred Shares                               -                        -
          Combined Voting                     189,074                      1.4%
           Shares (3)


All directors and executive
 officers of registrant as a
 group (9 persons)
     Common Shares                          4,088,361                     32.7%
     Preferred Shares                         660,000                     46.7%
          Combined Voting                   5,408,361                     35.3%
           Shares (3)

------------------------------
*     Indicates less than 1% of class.

   (1) Nature of ownership consists of sole voting and investment power unless otherwise indicated. The number of Common Shares indicated includes shares issuable upon the exercise of outstanding stock options and warrants to purchase Common Shares and upon the conversion of convertible demand notes that are presently exercisable/convertible or exercisable/convertible within 60 days after March 1, 1997. For the determination of combined voting shares, see footnote (3).

   (2) The percentage is based on (a) as to the Common Shares, the aggregate number of Common Shares outstanding as of March 1, 1997 and all Common Shares issuable upon the exercise of outstanding stock options and warrants to purchase Common Shares and upon the conversion of convertible demand notes that are presently exercisable/convertible or exercisable/convertible within 60 days after March 1, 1997, (b) as to the Preferred Shares, the aggregate number of Preferred Shares outstanding as of March 1, 1997 and (c) as to the combined voting shares, the aggregate number of Common Shares described in (a) plus the aggregate number of Common Shares into which the aggregate number of Preferred Shares described in (b) are convertible. For the determination of combined voting shares, see footnote (3).

   (3) Combined voting shares represent one vote per Common Share and two votes per Preferred Share (the number of Common Shares into which a Preferred Share is convertible).

   (4) Includes 301,155 Common Shares held by and 150,000 Common Shares issuable to Plexus Ventures, Inc. ("Plexus") upon the exercise of warrants presently outstanding. Also includes an estimated 104,600 Common Shares issuable to Plexus upon the conversion of a convertible demand note presently outstanding. Mr. Chappell is President and the sole shareholder of Plexus and is deemed to have sole voting and investment power with respect to these shares. Also includes 5,000 Common Shares and 5,000 Common Shares issuable upon the exercise of options owned directly by Mr. Chappell.

   (5) Represents Preferred Shares held by Plexus. See footnote (4) as to Mr. Chappell's beneficial ownership of these shares.

   (6) Includes 11,000 Common Shares issuable upon the exercise of options and 8,828 Common Shares held for the benefit of Dr. Christie in the Company's 401(k) Savings Plan.

   (7) Includes 246,500 Common Shares issuable upon the exercise of options and 13,595 Common Shares held for the benefit of Mr. Greenacre in the Company's 401(k) Savings Plan.

   (8) Represents 500,000 Common Shares issuable to Javelin Capital Fund, L.P. ("Javelin") upon the exercise of warrants presently outstanding. Dr. Hohnke is a member of Javelin Venture Partners, L.L.C., a general partner of Javelin and may be deemed to share voting and investment power with respect to such shares. Dr. Hohnke disclaims beneficial ownership of such shares.

   (9) Represents Preferred Shares held by Javelin. See footnote (8) as to Dr. Hohnke's beneficial ownership of these shares.

   (10) Includes 250,000 Common Shares issuable to The West Company ("West") upon the exercise of warrants presently outstanding. Also includes 5,000 Common Shares issuable upon the exercise of options (the "Option Shares"). Dr. Morel is a vice president of West and may be deemed to share voting and investment power with respect to such shares. Dr. Morel disclaims beneficial ownership of such shares, except with respect to the Option Shares.

   (11) Represents Preferred Shares held by West. See footnote (10) as to Dr. Morel's beneficial ownership of these shares.

   (12) Dr. Muirhead was terminated in September 1996. Represents 34,560 Common Shares held by Dr. Muirhead.

   (13) Dr. Ohlsson-Wilhelm was terminated in September 1996. Represents 857 Common Shares held by Dr. Ohlsson-Wilhelm.

   (14) Includes 1,467,417 Common Shares held by and 680,775 Common Shares issuable to Euclid Partners III, L.P. ("Euclid") upon the exercise of warrants presently outstanding. Also includes an estimated 105,000 Common Shares issuable to Euclid upon the conversion of a convertible demand note presently outstanding. Also includes 10,000 Common Shares issuable upon the exercise of options held by Euclid. Mr. Reidy is a general partner of Euclid Associates III, L.P., the general partner of Euclid, and may be deemed to share voting and investment power with respect to such shares. Mr. Reidy disclaims beneficial ownership of such shares.

   (15) Represents Preferred Shares held by Euclid. See footnote (14) as to Mr. Reidy's beneficial ownership of these shares.

   (16)  Includes 50,000 Common Shares issuable upon the exercise of options.

Principal Shareholders


The following table sets forth certain information as of March 1, 1997 (or as of such other date as may be noted below) with respect to Common Shares and Preferred Shares beneficially owned by each person, entity or group believed by the Company to own more than 5% of the Common Shares or Preferred Shares of the Company.



                                        Common Shares                 Preferred Shares                  Combined Voting Shares
                           --------------------------------------------------------------------------------------------------------

                               Number of Shares                     Number of Shares                    Number of
                              Beneficially Owned   Percentage of      Beneficially     Percentage of      Voting     Percentage of
                                     (1)             Class (2)         Owned (1)         Class (2)      Shares (3)   Voting Shares
                           ----------------------  ---------------  ----------------  ---------------   ----------   -------------

Beneficial Owner
---------------------------
Euclid Partners III, L.P.           2,263,192(4)            20.3%          260,000              18.4%     2,783,192           19.9%
50 Rockefeller Plaza
Suite 1022
New York, NY  10020

SmithKline Beecham Corp.            1,197,013(5)            10.7%          257,500(6)           18.2%     1,712,013           12.2%
One Franklin Plaza
Philadelphia, PA  19101

Sentron Medical, Inc.               1,264,465(7)            11.9%          135,000               9.6%     1,534,465           11.4%
4445 Lake Forest Drive
Suite 600
Cincinnati, OH  45242

Javelin Capital Fund, L.P.            500,000(8)             4.6%          250,000              17.7%     1,000,000            7.3%
1075 13th Street,  South
Birmingham, AL  35294

Alphi Fund L.P.                       367,200(9)             3.4%          150,000              10.6%       667,200            4.9%
155 Pfingsten Road
Suite 360
Deerfield, IL  60015

MassMutual                            650,000(10)            6.2%                -                 -        650,000            4.9%
Life Insurance Company
1295 State Street
Springfield, MA  01111

Plexus Ventures, Inc.                 555,755(11)            5.2%           25,000               1.8%       605,755            4.5%
1787 Sentry Parkway West
Building 18, Suite 301
Blue Bell, PA 19422

The West Company                      250,000(12)            2.4%          125,000               8.8%       500,000            3.7%
101 Gordon Drive
Lionville, PA  19341

--------------------
(1) Except as indicated in subsequent footnotes to this table, the Company understands that the entities or groups named in this table have sole voting and investment power with respect to all Common Shares and Preferred Shares indicated. For the determination of combined voting shares, see footnote (3).

(2) The percentage for each entity or group is based on (a) as to the Common Shares, the aggregate number of Common Shares outstanding as of March 1, 1997 and all Common Shares issuable upon the exercise of outstanding stock options and warrants to purchase Common Shares and upon the conversion of outstanding convertible demand notes that are presently exercisable/convertible or exercisable/convertible within 60 days after March 1, 1997, (b) as to the Preferred Shares, the aggregate number of Preferred Shares outstanding as of March 1, 1997, and (c) as to the combined voting shares, the aggregate number of Common Shares described in
     (a) plus the aggregate number of Common Shares into which the aggregate number of Preferred Shares described in (b) are convertible. For the determination of combined voting shares, see footnote (3).

(3) Combined voting shares represent one vote per Common Share and two votes per Preferred Share (the number of Common Shares into which a Preferred Share is convertible).

(4) Includes 1,467,417 Common Shares held and 680,775 Common Shares issuable upon the exercise of warrants presently outstanding. Also includes an estimated 105,000 Common Shares issuable upon the conversion of a convertible demand note presently outstanding and 10,000 Common Shares issuable upon the exercise of options.

(5) Includes 210,966 Common Shares that are owned of record by S.R. One, Limited, a wholly-owned subsidiary of SmithKline Beecham Corporation ("S.R. One"), and 540,000 Common Shares issuable to S.R. One upon the exercise of warrants presently outstanding. Also includes an estimated 260,000 Common Shares issuable upon the conversion of a convertible demand note held by S.R. One that is presently outstanding.

(6)  Represents 257,500 Preferred Shares that are owned of record by S. R.
     One.

(7) Includes 270,000 Common Shares issuable upon the exercise of warrants presently outstanding.

(8) Represents 500,000 Common Shares issuable upon the exercise of warrants presently outstanding.

(9) Includes 300,000 Common Shares issuable upon the exercise of warrants presently outstanding.

(10) Includes 150,000 Common Shares issuable upon the exercise of warrants presently outstanding.

(11) Includes 150,000 Common Shares issuable upon the exercise of warrants presently outstanding. Also includes an estimated 104,600 Common Shares issuable upon the conversion of a convertible demand note presently outstanding.

(12) Represents 250,000 Common Shares issuable upon the exercise of warrants presently outstanding.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On December 28, 1995, the Company issued a $150,000 Demand Promissory Note (the "Note") to one of its principal shareholders, Euclid Partners III. L.P. ("Euclid"). Stephen K. Reidy, a member of the board of directors, is a general partner of Euclid Associates III, L.P., the general partner of Euclid. This Note was extinguished in February 1996 as the Note plus accrued interest, totaling $152,582, was surrendered to the Company for cancellation as consideration for the purchase of 152,582 shares of Common Stock. Additionally, the Company issued warrants to Euclid to purchase 45,775 shares of Common Stock at an exercise price of $1.00 per share.

During 1996, business development services were rendered to the Company by a consulting firm, Plexus Ventures, Inc. ("Plexus"), of which a member of the board of directors, John F. Chappell, is President and sole shareholder. Terms of the consulting agreement provided that a portion of the fees be paid in Company stock. The Company issued 34,548 shares of Common Stock to Plexus and two employees of Plexus in November 1996 in final payment for services rendered by Plexus and the employees under the agreement. The number of shares issued was based upon the fair market value of the services provided.

Consulting services were provided to the Company by Dennis P. Schafer, a member of the board of directors. This consulting arrangement commenced on September 30, 1995 and ended September 30, 1996. Under the terms of the agreement, Mr. Schafer was entitled to compensation at the annual rate of $135,000 through March 31, 1996 and at an annual rate of $150,000 from April through September 1996. During 1996, the Company recognized expense of $108,750 related to this agreement.

On May 3, 1996, the Company issued Demand Promissory Notes (the "May 1996 Notes") in the amount of $100,000 each to Euclid and Plexus. These May 1996 Notes bear interest at the annual rate of 11 1/4% and are due on the earlier of
(i) the receipt by the Company of proceeds from the sale of Cauldron aggregating at least $1,000,000 or (ii) upon demand if the closing on the sale of Cauldron does not occur by September 30, 1996. The May 1996 Notes are convertible at the option of the holder into shares of the Company's Common Stock at any time prior to repayment. In connection with the issuance of the May 1996 Notes, the Company also issued warrants with five-year terms to each of Euclid and Plexus to purchase 100,000 shares of the Company's Common Stock at an exercise price of $1.00 per share.

On June 7, 1996, the Company issued a $250,000 Demand Promissory Note to another of its principal shareholders, S.R. One, Limited. This note was canceled and reissued on July 17, 1996 due to a revision of the repayment terms (the "July 1996 Note"). This July 1996 Note bears interest at the annual rate of 11 1/4% and is due on the earlier of (i) the receipt by the Company of proceeds from the sale of Cauldron aggregating at least $1,000,000 or (ii) upon demand if the closing on the sale of Cauldron does not occur by October 15, 1996. This July 1996 Note is convertible at the option of the holder into shares of the Company's Common Stock at any time prior to repayment. In connection with the issuance, the Company also issued a warrant with a five-year term to purchase 25,000 shares of the Company's Common Stock at an exercise price of $1.00 per share.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Financial Statements
--------------------

See Index to Financial Statements at page F-1

Financial Statement Schedules
-----------------------------

All schedules have been omitted because they are not applicable, or not required, or the information is shown in the financial statements or notes thereto.

Reports on Form 8-K
-------------------

The Company filed one Current Report on Form 8-K during the quarter ended December 31, 1996: Form 8-K, dated and filed December 6, 1996, regarding the Company's potential merger with Vaxcel.

Exhibits
--------

The following is a list of exhibits filed as part of this annual report on Form 10-K. Where so indicated, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in the reference column.

--------------------------------------------------------------------------------
 exhibit                description                         filing
  ref.                  of exhibit                         reference
--------------------------------------------------------------------------------
 2.1     Agreement and Plan of Merger and             Form 8-K filed
         Contribution, dated December 6, 1996,        December 6, 1996
         among the Registrant, CytRx Corporation      (exhibit 2.1)
         ("CytRx"), Vaxcel, Inc. ("Vaxcel") and
         Vaxcel Merger Subsidiary, Inc. ("Vaxcel
         Merger Sub")
--------------------------------------------------------------------------------
 3.1     Amended and Restated Articles of             Form 10-Q for the period
         Incorporation of the Registrant.             ended September 30, 1995
                                                      (exhibit 3.1)
--------------------------------------------------------------------------------
 3.2     Amended and Restated Bylaws of the           Form S-4 (File No. 33-
         Registrant.                                  92090) (exhibit 3.2)
--------------------------------------------------------------------------------
 3.3     Statement with Respect to Shares             Form S-4 (File No. 33-
         (designation of Series A Convertible         92090) (exhibit 3.3)
         Preferred Stock).
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
 exhibit                description                         filing
  ref.                  of exhibit                         reference
--------------------------------------------------------------------------------
 10.1[X] Employment Agreement, dated May 5, 1995,     Form S-4 (File No. 33-
         between the Registrant and Martyn            92090) (exhibit 10.1)
         D. Greenacre.
--------------------------------------------------------------------------------
 10.2[X] Registrant's Amended and Restated 1989       Appendix E to the Joint
         Stock Option Plan                            Proxy Statement/Prospectus
                                                      filed as part of the
                                                      Registration Statement on
                                                      Form S-4 (File No. 33-
                                                      92090)
--------------------------------------------------------------------------------
 10.3    Warrant Agreement to purchase Common         Form S-1 (File No. 33-
         Stock, dated December 1, 1988, between       44262) (exhibit 10.4)
         the Registrant and Comdisco, Inc., as
         amended.
--------------------------------------------------------------------------------
 10.4    Amendment to Warrant Agreement, dated        Form S-1 (File No. 33-
         January 17, 1992, between the Registrant     44262) (exhibit 10.14)
         and Comdisco, Inc.
--------------------------------------------------------------------------------
 10.5    Warrant Agreement to purchase Common         Form S-1 (File No. 33-
         Stock, dated November 9, 1990,               44262) (exhibit 10.5)
         between the Registrant and Comdisco, Inc.
--------------------------------------------------------------------------------
 10.6    Amendment to Warrant Agreement, dated        Form S-1 (File No. 33-
         January 17, 1992, between the Registrant     44262) (exhibit 10.15)
         and Comdisco, Inc.
--------------------------------------------------------------------------------
 10.7    Second Amended and Restated Shareholders'    Form S-1 (File No. 33-
         Agreement, dated November 22, 1991, among    44262) (exhibit 10.6)
         the Registrant and certain holders of
         Common Stock, Preferred Stock and Junior
         Convertible Preferred Stock.
--------------------------------------------------------------------------------
 10.8    Amendment No. 1, dated April 20, 1992,       Form 10-Q for the period
         to Second Amended and Restated               ended June 30, 1992
         Shareholders' Agreement.                     (exhibit 10.3)
--------------------------------------------------------------------------------
 10.9    Master Lease, dated December 1, 1988,        Form S-1 (File No. 33-
         between the Registrant and Comdisco, Inc.    44262) (exhibit 10.10)
--------------------------------------------------------------------------------
 10.10   Agreement of Lease, dated August 30, 1988,   Form S-1 (File No. 33-
         between Zynaxis Cell Science, Inc. and       44262) (exhibit 10.11)
         Rouse & Associates - 335 Phoenixville Pike
         Limited Partnership.
--------------------------------------------------------------------------------
 10.11   Improvements Agreement, dated August 30,     Form S-1 (File No. 33-
         1991, among Zynaxis Cell Science, Inc.,      44262) (exhibit 10.12)
         Rouse & Associates - Chester County and
         Rouse & Associates - 335 Phoenixville Pike
         Limited Partnership
--------------------------------------------------------------------------------
 10.12   First Amendment to Agreement of Lease,       Form 10-K for the period
         dated December 1, 1992, between PMRA III     ended December 31, 1992
         (successor to Rouse & Associates) and        (exhibit 10.16)
         Zynaxis Cell Science, Inc.
--------------------------------------------------------------------------------
 10.13   Design-Build Agreement, dated October 30,    Form 10-K for the period
         1992, between Zynaxis Cell Science, Inc.     ended December 31, 1992
         and IPS - Integrated Project Services.       (exhibit 10.17)
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
 exhibit                description                         filing
  ref.                  of exhibit                         reference
--------------------------------------------------------------------------------
 10.14   Preferred Stock and Warrant Purchase         Form 10-K /A-1 for the
         Agreement, dated March 29, 1995, among       period ended December 31,
         the Registrant and certain purchasers        1994 (Exhibit 10.26)
         of units comprised of Preferred Stock
         and Warrants of the Registrant
--------------------------------------------------------------------------------
 10.15   Form of Warrant issuable to purchasers       Form 10-K /A-1 for the
         of units pursuant to the Preferred           period ended December 31,
         Stock and Warrant Purchase Agreement.        1994 (exhibit 10.28)
--------------------------------------------------------------------------------
 10.16   Amendment, dated April 6, 1995, to           Form 10-K /A-1 for the
         Preferred Stock and Warrant Purchase         period ended December 31,
         Agreement, dated March 29, 1995.             1994 (exhibit 10.29)
--------------------------------------------------------------------------------
 10.17   Employment Agreement, dated April 1, 1995,   Form S-4 (File No. 33-
  [X]    among Secretech, Inc., the Registrant        92090) (exhibit 10.31)
         and Dennis P. Schafer.
--------------------------------------------------------------------------------
 10.18   Second Amendment, dated June 15, 1995, to    Form S-4 (File No. 33-
         Preferred Stock and Warrant Purchase         92090) (exhibit 10.36)
         Agreement, dated March 29, 1995.
--------------------------------------------------------------------------------
 10.19   Asset Purchase Agreement, dated June 21,     Form S-4 (File No. 33-
         1995, between the Registrant and             92090) (exhibit 10.38)
         Phanos Technologies, Inc.
--------------------------------------------------------------------------------
 10.20   Amendment, dated May 15, 1995, to            Form S-4 (File No. 33-
  [X]    Employment Agreement, dated April 1,         92090) (exhibit 10.40)
         1995, among Secretech, Inc., the
         Registrant and Dennis P. Schafer
--------------------------------------------------------------------------------
 10.21   Asset Purchase Agreement, dated July 18,     Form 8-K filed July 25,
         1995, between the Registrant and Intracel    1995 (exhibit 10.1)
         Corporation
--------------------------------------------------------------------------------
 10.22   Release Agreement, dated October 24, 1995,   Form 10-Q for the period
         between the Registrant and Intracel          ended September 30, 1995
         Corporation                                  (exhibit 10.2)
--------------------------------------------------------------------------------
 10.23   Agreement for the Assignment of Royalties,   Form 10-K /A-1 for the
         dated December 1, 1995, between the          period ended December 31,
         Registrant and The UAB Research Foundation   1995 (Exhibit 10.43)
--------------------------------------------------------------------------------
 10.24   Common Stock and Warrant Purchase            Form 10-K /A-1 for the
         Agreement, dated December 1, 1995, between   period ended December 31,
         the Registrant and The UAB Research          1995 (Exhibit 10.44)
         Foundation
--------------------------------------------------------------------------------
 10.25   Warrant, dated December 1, 1995, issued      Form 10-K /A-1 for the
         by the Registrant to The UAB Research        period ended December 31,
         Foundation.                                  1995 (Exhibit 10.45)
--------------------------------------------------------------------------------
 10.26   Promissory Note, dated December 28, 1995,    Form 10-K /A-1 for the
         issued by the Registrant to Euclid           period ended December 31,
         Partners III, L.P.                           1995 (Exhibit 10.46)
------------------------------------------------------------------------------


--------------------------------------------------------------------------------
 exhibit                description                         filing
  ref.                  of exhibit                         reference
--------------------------------------------------------------------------------
 10.27   Warrant, dated December 28, 1995, issued     Form 10-K /A-1 for the
         by the Registrant to Euclid Partners III,    Period ended December 31,
         L.P.                                         1995 (Exhibit 10.47)
--------------------------------------------------------------------------------
 10.28   Common Stock and Warrant Purchase            Form 10-K /A-1 for the
         Agreement, dated February 28, 1996,          period ended December 31,
         between the Registrant and Connecticut       1995 (Exhibit 10.52)
         Mutual Life Insurance Company
--------------------------------------------------------------------------------
 10.29   Warrant, dated February 28,1996, issued by   Form 10-K /A-1 for the
         the Registrant to Connecticut Mutual Life    period ended December 31,
         Insurance Company                            1995 (Exhibit 10.53)
--------------------------------------------------------------------------------
 10.30   Common Stock and Warrant Purchase            Form 10-K /A-1 for the
         Agreement, dated February 28, 1996,          period ended December 31,
         between the Registrant and Euclid            1995 (Exhibit 10.54)
         Partners III, L.P.
--------------------------------------------------------------------------------
 10.31   Warrant, dated February 28,1996, issued by   Form 10-K /A-1 for the
         the Registrant to Euclid Partners, III,      period ended December 31,
         L.P.                                         1995 (Exhibit 10.55)
--------------------------------------------------------------------------------
 10.32   Consultant Agreement, dated June 1, 1995     Form 10-K /A-1 for the
         between the Registrant Ventures, Inc.        period ended December 31,
                                                      1995 (Exhibit 10.56)
--------------------------------------------------------------------------------
 10.33   Promissory Note dated May 3, 1996 between    Form 10-Q for the period
         the Registrant and Euclid Partners III,      ended June 30, 1996
         L.P.                                         (exhibit 10.1)
--------------------------------------------------------------------------------
 10.34   Warrant dated May 3, 1996 issued by the      Form 10-Q for the period
         Registrant to Euclid Partners III, L.P.      ended June 30, 1996
                                                      (exhibit 10.2)
--------------------------------------------------------------------------------
 10.35   Registration Rights Agreement dated May 3,   Form 10-Q for the period
         1996 between the Registrant and Euclid       ended June 30, 1996
         Partners III, L.P.                           (exhibit 10.3)
--------------------------------------------------------------------------------
 10.36   Promissory Note dated May 3, 1996 between    Form 10-Q for the period
         the Registrant and Plexus Ventures, Inc.     ended June 30, 1996
                                                      (exhibit 10.4)
--------------------------------------------------------------------------------
 10.37   Warrant dated May 3, 1996 issued by the      Form 10-Q for the period
         Registrant to Plexus Ventures, Inc.          ended June 30, 1996
                                                      (exhibit 10.5)
--------------------------------------------------------------------------------
 10.38   Registration Rights Agreement dated          Form 10-Q for the period
         May 3, 1996 between the Registrant and       ended June 30, 1996
         Plexus Ventures, Inc.                        (exhibit 10.6)
--------------------------------------------------------------------------------
 10.39   Promissory Note dated July 17, 1996          Form 10-Q for the period
         between the Registrant and S.R. One, Ltd.    ended June 30, 1996
                                                      (exhibit 10.7)
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
 exhibit                description                         filing
  ref.                  of exhibit                         reference
--------------------------------------------------------------------------------
 10.40   Warrant dated May 3, 1996 issued by the      Form 10-Q for the period
         Registrant to S.R. One, Ltd.                 ended June 30, 1996
                                                      (exhibit 10.8)
--------------------------------------------------------------------------------
 10.41   Marketing Rights Agreement dated July 24,    Form 10-Q for the period
         1996 between the Registrant and              ended June 30, 1996
         Phanos Technologies, Inc.                    (exhibit 10.9)
--------------------------------------------------------------------------------
 10.42   Registration Rights Agreement dated          Form 10-Q for the period
         June 7, 1996 between the Registrant and      ended September 30, 1996
         S.R. One, Ltd.                               (exhibit 10.1)
--------------------------------------------------------------------------------
 10.43   Amended and Restated Warrant dated June 7,   Form 10-Q for the period
         1996 issued by the Registrant to S.R.        ended June 30, 1996
         One, Ltd.                                    (exhibit 10.2)
--------------------------------------------------------------------------------
 10.44   Amended and Restated Warrant dated May 3,    Form 10-Q for the period
         1996 issued by the Registrant to Plexus      ended June 30, 1996
         Ventures, Inc.                               (exhibit 10.3)
--------------------------------------------------------------------------------
 10.45   Exclusive License Agreement with Purchase    Form 10-Q for the period
         Option dated September 23, 1996 between      ended June 30, 1996
         the Registrant and Phanos Technologies,      (exhibit 10.4)
         Inc.
--------------------------------------------------------------------------------
 10.46   Amendment No. 1 dated October 17, 1996       Form 10-Q for the period
         to the Exclusive License Agreement with      ended June 30, 1996
         Purchase 1996 between the Registrant         (exhibit 10.5)
         and Phanos Technologies, Inc.
--------------------------------------------------------------------------------
 10.47   Second Amendment to Agreement of Lease       filed herewith
         between PMRA III and Registrant, dated
         November 21, 1996
--------------------------------------------------------------------------------
 10.48   Sublease Cancellation Agreement between      filed herewith
         Registrant and Adolor Corporation, dated
         November 20, 1996
--------------------------------------------------------------------------------
 10.49   Amendment of Employment Agreement between    filed herewith
  [X]    Registrant and Martyn D. Greenacre, dated
         November 15, 1996
--------------------------------------------------------------------------------
 10.50   Senior Secured Note of Registrant issued     filed herewith
         to CytRx, dated December 6, 1996
--------------------------------------------------------------------------------
 10.51   Secured Loan Agreement between Registrant    filed herewith
         and CytRx, dated December 6, 1996
--------------------------------------------------------------------------------
 10.52   Guaranty between Zynaxis Vaccine             filed herewith
         Technologies, Inc. and CytRx, dated
         December 6, 1996
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
 exhibit                description                         filing
  ref.                  of exhibit                         reference
--------------------------------------------------------------------------------
 10.53   Preferred Stock and Warrant Agreement        filed herewith
         between Registrant, CytRx, Vaxcel, and
         holders of Series A Convertible
         Preferred Stock of the Registrant, dated
         December 6, 1996
--------------------------------------------------------------------------------
 10.54   Collateral Assignment of License Agreement   filed herewith
         between Zynaxis Vaccine Technologies, Inc.
         and CytRx, dated December 6, 1996
--------------------------------------------------------------------------------
 10.55   Liquidation Agreement between Registrant     filed herewith
         and CytRx, dated December 6, 1996
--------------------------------------------------------------------------------
 10.56   Pledge Agreement between Registrant and      filed herewith
         CytRx, dated December 6, 1996
--------------------------------------------------------------------------------
 10.57   Note Exchange Agreement between Registrant,  filed herewith
         CytRx, Vaxcel, Euclid Partners III, L.P.
         and S.R. One, Ltd. dated December 6, 1996
--------------------------------------------------------------------------------
 10.58   Security Agreement between Registrant and    filed herewith
         CytRx, dated December 6, 1996
--------------------------------------------------------------------------------
 10.59   Security Agreement between Zynaxis Vaccine   filed herewith
         Technologies, Inc. and CytRx, dated
         December 6, 1996
--------------------------------------------------------------------------------
 10.60   Technology Development Agreement between     filed herewith
         Zynaxis Vaccine Technologies, Inc. and
         Vaxcel, dated December 6, 1996
--------------------------------------------------------------------------------
 21.1    Subsidiaries of the Registrant               filed herewith
--------------------------------------------------------------------------------
 23.1    Consent of Arthur Andersen LLP               filed herewith
--------------------------------------------------------------------------------
 24.1    Powers of Attorney                           Included on signature
                                                      page to this Annual
                                                      Report on Form 10-K
--------------------------------------------------------------------------------
 27.1    Financial Data Schedule                      filed herewith
--------------------------------------------------------------------------------

[X]     Compensation plans and arrangements for executives and others.

                        ZYNAXIS, INC. AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Public Accountants...................................F-2

Consolidated Balance Sheets as of December 31, 1996 and 1995...............F-3

Consolidated Statements of Operations for the years ended December 31,
   1996, 1995 and 1994.....................................................F-4

Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 1996, 1995 and 1994..................................F-5

Consolidated Statements of Cash Flows for the years ended December 31,
   1996, 1995 and 1994.....................................................F-6

Notes to Consolidated Financial Statements.................................F-8

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Zynaxis, Inc.:

    We have audited the accompanying consolidated balance sheets of Zynaxis, Inc. (a Pennsylvania corporation) and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, cash flows and stockholders' equity (deficit) for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zynaxis, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

    The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant losses from operations since its inception, has a shareholders' deficit and requires substantial additional capital to fund its operations. In addition, the Company has a significant operating lease commitment. As discussed in Note 1, on December 6, 1996 the Company entered into an agreement and plan of merger and contribution with CytRx Corporation, Vaxcel, Inc. (a wholly-owned subsidiary of CytRx), and Vaxcel Merger Subsidiary, Inc. (a wholly-owned subsidiary of Vaxcel). The merger is subject to approval of the shareholders of each company except CytRx. If the merger is not consummated, management will be required to consider other alternatives, including the liquidation of the Company's remaining assets and the payment of its liabilities and commitments. Management's plans in regard to these matters are described in Notes 1, 6 and 13. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

                                           ARTHUR ANDERSEN LLP

Philadelphia, Pa.
January 21, 1997

                        ZYNAXIS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                          December 31,
                                                                          ------------
                                                                      1996           1995
                                                                      ----           ----
                            ASSETS

Current assets:
  Cash and cash equivalents (Note 2).......................      $    124,348   $    411,706
  Short-term securities (Note 8)...........................                --         97,437
  Collaborative, contract and grant revenue receivable
    (Note 17)..............................................           182,047        111,263
  Restricted cash (Note 12)................................                --         23,735
  Other current assets.....................................           107,254         68,991
                                                                  -----------    -----------
       Total current assets................................           413,649        713,132
                                                                  -----------    -----------
Property and equipment:
  Equipment................................................         1,610,520      1,935,739
  Leasehold improvements...................................            35,570        249,349
                                                                  -----------    -----------
                                                                    1,646,090      2,185,088

  Less--Accumulated depreciation and amortization..........        (1,605,502)    (1,930,127)
                                                                  -----------    -----------
    Net property and equipment.............................            40,588        254,961
Other assets:
  Restricted cash (Note 12)................................                --        109,711
  Other long-term assets...................................            20,000         31,869
  Cauldron--net assets (Note 6)............................           600,000      2,590,580
  Note receivable (Note 4).................................           324,046        287,575
                                                                  -----------    -----------
       Total other assets..................................           944,046      3,019,735
                                                                  -----------    -----------
                                                                 $  1,398,283   $  3,987,828
                                                                  ===========    ===========
        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable.........................................      $    232,243   $    747,777
  Accrued expenses (Note 9)................................           752,809        487,794
  Notes payable to shareholders (Note 10)..................           450,000        150,000
  Note payable to CytRx (Notes 3 and 11)...................           975,000             --
  Current maturities of long-term debt (Note 12)...........                --         25,050
  Current portion of other long-term obligations (Note 13)             33,277         36,209
                                                                  -----------    -----------
       Total current liabilities...........................         2,443,329      1,446,830
                                                                  -----------    -----------
Long-term debt (Note 12)...................................                --         79,909
                                                                  -----------    -----------
Other long-term obligations (Note 13)......................            65,511        103,494
                                                                  -----------    -----------
Commitments and contingencies (Notes 1 and 13)
Stockholders' equity (deficit) (Note 14):
  Series A preferred stock, 2,000,000 shares authorized.
    1,412,500 and 1,500,000 issued and outstanding at
    December 31, 1996 and December 31, 1995, respectively.
    (Liquidation preference of $3,207,230 and $3,149,655
    at December 31, 1996 and 1995, respectively)...........         2,554,304      2,712,535
Common Stock, $.01 par value, 25,000,000 shares authorized.
  10,338,768 and 9,460,676 issued and outstanding at
  December 31, 1996 and 1995, respectively.................           103,387         94,607
Additional paid-in capital.................................        45,982,992     45,071,223
Accumulated deficit........................................       (49,751,240)   (45,520,770)
                                                                  -----------    -----------
       Total stockholders' equity (deficit)................        (1,110,557)     2,357,595
                                                                  -----------    -----------
                                                                 $  1,398,283   $  3,987,828
                                                                  ===========    ===========

       The accompanying notes are an integral part of these statements.

                        ZYNAXIS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              Year Ended December 31,
                                                              -----------------------
                                                       1996              1995            1994
                                                       ----              ----            ----
Revenues:
  Collaborative, contract and grant revenues
    (Note 17)..................................   $  2,050,467      $    620,603    $    760,196
  Sales........................................             --           141,189         403,759
                                                            --      ------------    ------------
                                                     2,050,467           761,792       1,163,955
Costs and expenses:
  Cost of sales................................             --            40,262         273,088
  Research and development.....................      3,642,195         5,168,912       6,344,221
  Marketing, general and administrative........      2,019,042         2,239,921       3,397,948
  Restructuring charge (Note 4)................             --           347,436              --
  Charge for acquired research and development
    (Note 3)...................................             --         5,165,793              --
  Provision for asset impairment (Notes 4, 5
    and 6).....................................      1,152,130                --       1,466,360
                                                    ----------                --    ------------
                                                     6,813,367        12,962,324      11,481,617
Operating loss.................................     (4,762,900)      (12,200,532)    (10,317,662)
Other income (expense):
  Interest income..............................         56,881            80,919         366,910
  Interest expense.............................       (115,815)          (36,896)       (260,651)
  Other (Note 18)..............................        591,364           162,232              --
  Net gain on sale of diagnostic technologies
    and assets (Note 4)........................             --         1,616,840              --
                                                            --      ------------              --
                                                       532,430         1,823,095         106,259
Net loss.......................................   $ (4,230,470)     $(10,377,437)   $(10,211,403)
                                                    ----------      ------------    ------------
Net loss per common share......................   $      (0.42)     $      (1.57)   $      (1.95)
                                                         -----             -----           -----
Shares used in computing net loss per common
  share........................................     10,126,676         6,602,813       5,241,317
                                                    ----------      ------------    ------------

       The accompanying notes are an integral part of these statements.

                        ZYNAXIS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                Preferred Stock            Common Stock
                                                ---------------            ------------

                                              Shares       Amount       Shares       Amount
                                              ------       ------       ------       ------
Balance, December 31, 1993...............           --           --    5,233,734    $ 52,337
                                             ---------   ----------   ----------    --------
  Exercise of options to purchase
    shares of Common Stock...............           --           --       14,820         149
  Issuance of Common Stock to
    401k Plan............................           --           --        3,500          35
  Amortization of deferred
    compensation.........................           --           --           --          --
  Net loss...............................           --           --           --          --
                                                    --           --           --          --
Balance, December 31, 1994...............           --           --    5,252,054    $ 52,521
                                             ---------   ----------   ----------    --------
  Issuance of Common Stock
    upon the exercise of stock
    options..............................           --           --        7,107          71
  Issuance of Common Stock to
    401k Plan............................           --           --       12,911         129
  Amortization of deferred
    compensation.........................           --           --           --          --
  Issuance of Common Stock in
    connection with the
    acquisition of Secretech, Inc........           --           --    4,132,000      41,320
  Issuance of Common Stock and
    warrants in connection with
    reduction in royalty obligation......           --           --       56,604         566
  Issuance of Series A
    Convertible Preferred Stock,
    net of $287,465 in issue costs.......    1,500,000    2,712,535           --          --
  Net loss...............................           --           --           --          --
                                             ---------   ----------   ----------    --------
Balance, December 31, 1995...............    1,500,000   $2,712,535    9,460,676    $ 94,607
                                             ---------   ----------   ----------    --------
  Issuance of Common Stock
    upon the exercise of stock
    options..............................           --           --        2,989          30
  Issuance of Common Stock to
    401k Plan............................           --           --       12,973         129
  Conversion of Preferred Stock
    into Common Stock....................     (87,500)    (158,231)      175,000       1,750
  Issuance of warrants in
    connection with notes payable........           --           --           --          --
  Issuance of Common Stock in
    connection with the
    conversion of notes payable..........           --           --      152,582       1,526
  Issuance of Common Stock in
    connection with closing of
    private placement....................           --           --      500,000       5,000
  Issuance of Common Stock in
    settlement of consulting
    agreement............................           --           --        34,548        345
  Net loss...............................           --           --           --          --
                                                    --           --           --          --
Balance, December 31, 1996...............    1,412,500   $2,554,304   10,338,768    $103,387
                                             ---------   ----------   ----------    --------


                                            Additional
                                             Paid-in      Accumulated       Deferred
                                             Capital        Deficit       Compensation       Total
                                             -------        -------       ------------       -----
Balance, December 31, 1993...............  $ 40,353,316  $(24,931,930)      $(10,192)    $ 15,463,531
                                           ------------  ------------       --------     ------------
  Exercise of options to purchase
    shares of Common Stock...............        11,124            --             --           11,273
  Issuance of Common Stock to
    401k Plan............................         7,336            --             --            7,371
  Amortization of deferred
    compensation.........................            --            --          6,421            6,421
  Net loss...............................            --   (10,211,403)            --      (10,211,403)
                                           ------------  ------------       --------     ------------
Balance, December 31, 1994...............  $ 40,371,776  $(35,143,333)      $ (3,771)    $  5,277,193
                                           ------------  ------------       --------     ------------
  Issuance of Common Stock
    upon the exercise of stock
    options..............................         4,929            --             --            5,000
  Issuance of Common Stock to
    401k Plan............................        17,655            --             --           17,784
  Amortization of deferred
    compensation.........................            --            --          3,771            3,771
  Issuance of Common Stock in
    connection with the
    acquisition of Secretech, Inc........     4,552,429            --             --        4,593,749
  Issuance of Common Stock and
    warrants in connection with
    reduction in royalty obligation......       124,434            --             --          125,000
  Issuance of Series A
    Convertible Preferred Stock,
    net of $287,465 in issue cos.........            --            --             --        2,712,535
  Net loss...............................            --   (10,377,437)            --      (10,377,437)
                                           ------------  ------------       --------     ------------
Balance, December 31, 1995...............  $ 45,071,223  $(45,520,770)      $     --     $  2,357,595
                                           ------------  ------------       --------     ------------
  Issuance of Common Stock
    upon the exercise of stock
    options..............................         2,074            --             --            2,104
  Issuance of Common Stock to
    401k Plan............................         8,503            --             --            8,632
  Conversion of Preferred Stock
    into Common Stock....................       156,481            --             --               --
  Issuance of warrants in
    connection with notes payable........        60,000            --             --           60,000
  Issuance of Common Stock in
    connection with the
    conversion of notes payable..........       151,056            --             --          152,582
  Issuance of Common Stock in
    connection with closing of
    private placement....................       495,000            --             --          500,000
  Issuance of Common Stock in
    settlement of consulting
    agreement............................        38,655            --             --           39,000
  Net loss...............................            --    (4,230,470)            --       (4,230,470)
                                           ------------  ------------       --------     ------------
Balance, December 31, 1996...............  $ 45,982,992  $(49,751,240)      $     --     $ (1,110,557)
                                           ------------  ------------       --------     ------------

       The accompanying notes are an integral part of these statements.

                        ZYNAXIS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Year Ended December 31,
                                                                        -----------------------
                                                                1996             1995              1994
                                                                ----             ----              ----
Cash flows from operating activities:
  Net loss.............................................     $(4,230,470)     $(10,377,437)    $(10,211,403)
  Adjustments to reconcile net loss to net cash
     used for operating activities:
     Charge for acquired research and
       development.....................................              --        5,165,793               --
     Gain on sale of diagnostic technologies and
       assets..........................................              --       (1,616,840)              --
     Gain on asset disposals...........................        (131,658)              --               --
     Gain on liability settlements.....................        (152,717)              --               --
     Depreciation and amortization.....................       1,037,672        1,171,521          751,809
     Imputed interest income on note receivable........         (36,472)              --               --
     Provision for asset impairment....................       1,152,130               --        1,466,360
     Deferred compensation.............................              --            3,771            6,421
     Charge for reduction in royalty obligation........              --          125,000               --
     Issuance of Common Stock to 401k plan.............           8,632           17,784            7,371
     Imputed interest expense on notes payable.........          60,000               --               --
     Stock issuance for payables.......................          39,000               --               --
     Decrease (increase) in
     Accounts receivable...............................              --           12,493          (14,625)
     Inventories.......................................              --               --         (316,945)
     Restricted cash...................................         133,446            1,456           41,966
     Collaborative, contract & grant revenue
       receivable......................................         (70,784)         (96,089)              --
     Other current assets..............................          26,737           (6,820)          84,933
     Other long-term assets............................          11,869            8,812           12,279
     Increase (decrease) in
     Accounts payable..................................        (394,737)         455,132         (107,370)
     Accrued expenses..................................         267,600           61,503         (463,054)
     Other long-term obligations.......................         (27,489)         (29,986)         (29,717)
                                                                -------          -------          -------
     Net cash used for operating activities............      (2,307,241)      (5,103,907)      (8,771,975)
Cash flows from investing activities:
     Proceeds from sale of property and
       equipment.......................................         142,788               --               --
     Cash used for purchase of property and
       equipment.......................................         (35,337)         (54,257)        (651,733)
     Proceeds from sale of diagnostic
       technologies and assets.........................              --        1,329,595               --
     Payment of merger related costs...................              --         (379,850)              --
     Sales of long-term and short-term
       securities......................................         196,166        2,968,257       27,404,253
     Purchases of long-term and short-term
       securities......................................         (98,729)        (939,518)     (19,177,465)
                                                                -------         --------      -----------
     Net cash from investing activities................         204,888        2,924,227        7,575,055


Cash flows from financing activities:
     Net proceeds from issuance of Preferred
       Stock........................................                --        2,712,535               --
     Proceeds from issuance of Common Stock.........           500,000               --               --
     Proceeds from issuance of short-term
       promissory notes to shareholders.............           450,000          150,000               --
     Proceeds from note payable to CytRx............           975,000               --               --
     Proceeds from exercise of Common Stock
       options......................................             2,104            5,000           11,273
     Principal payments on note payable.............          (104,959)        (342,578)      (3,698,341)
     Principal payments on capital lease
       obligations..................................            (7,150)         (23,851)         (48,389)
                                                                ------          -------          -------
     Net cash (used for) provided by financing
       activities...................................         1,814,995        2,501,106       (3,735,457)
Net increase (decrease) in cash and cash
equivalents.........................................          (287,358)         321,426       (4,932,377)
Cash and cash equivalents, beginning of year........           411,706           90,280        5,022,657
                                                               -------           ------        ---------
Cash and cash equivalents, end of year..............       $   124,348      $   411,706      $    90,280
                                                           -   -------      -   -------      -    ------
Supplemental disclosure of cash flow information:
          Cash paid for interest expense............       $    14,242      $    30,050      $   244,459


       The accompanying notes are an integral part of these statements.

                        ZYNAXIS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -- Background, Significant Uncertainties and Subsequent Events

    Zynaxis, Inc. ("Zynaxis" or the "Company") was incorporated in Pennsylvania on March 5, 1987 and commenced operations in July 1988. The Company initially focused on development of cell-mediated therapies and cellular diagnostic products including research reagents for cell tracking. Between 1988 and 1991, the Company received funding primarily through venture capital financing involving the issuance of convertible preferred stock and convertible notes, all of which have since been converted into Common Stock. In January 1992, the Company completed an initial public offering of its Common Stock, receiving net proceeds of approximately $23,300,000 through the sale of 2,875,000 shares of Common Stock. Between 1992 and 1994, the Company focused on development of products for site-directed drug delivery using its proprietary Zyn-Linker(R) molecules and on the development of cellular diagnostic products including its Zymmune CD4/CD8 Cell Monitoring Kit.

    During 1995 the Company modified its strategic direction, divesting its diagnostic products, acquiring vaccine technologies, and focusing its resources on selected drug and vaccine delivery opportunities. Four key events occurred in 1995 as a result of the Company's modified strategic direction: (i) the sales of the Company's diagnostic operations, accompanied by a significant reduction in work-force, (ii) the acquisition by merger of Secretech, Inc. ("Secretech") and associated technologies for oral and mucosal vaccine delivery, (iii) the completion of a private placement which raised net proceeds of $2,700,000 to fund operations, and (iv) the completion of a significant corporate collaborative agreement for the development of certain technologies acquired through the merger with Secretech.

    During 1996, the Company began to focus on the possibility of selling its process chemistry/pilot plant operations, known as Cauldron Process Chemistry ("Cauldron") and its related assets for cash. Cauldron provides collaborative consulting services on all aspects of bulk pharmaceutical production and offers process research, development and pilot scale-up facilities for the pharmaceutical, biochemical industries and fine chemical industries. In July 1996, the Company signed a binding letter of intent to sell Cauldron to Seloc AG ("Seloc"), a subsidiary of Schwarz Pharma. On August 27, 1996, the Company received notification that Seloc was terminating its agreement in principle to purchase Cauldron (See Note 6).

    On September 23, 1996, the Company entered into an Exclusive License Agreement and Purchase Option with Phanos Technologies, Inc ("Phanos") related to intellectual property related to its Zyn-Linker technologies. At that time, the Company received initial deposits totaling $200,000, of which $195,000 was refundable should Phanos have decided not to exercise the option. On January 21, 1997, the Company received notification that Phanos had exercised its option and the Company received $525,000, representing the balance of the purchase price. Under the terms of the agreement, Phanos acquired all of the Company's Zyn-Linker technologies.

    On December 6, 1996 the Company entered into an Agreement and Plan of Merger and Contribution (the "Merger Agreement") with CytRx Corporation ("CytRx"), Vaxcel, Inc., a wholly-owned subsidiary of CytRx ("Vaxcel"), and Vaxcel Merger Subsidiary, Inc., a wholly-owned subsidiary of Vaxcel ("Vaxcel Merger Sub"). Pursuant to the Merger Agreement, subject to approval by shareholders of Zynaxis and certain other conditions, Vaxcel Merger Sub will be merged (the "Merger") with and into Zynaxis, which will be the surviving corporation and will be a wholly-owned subsidiary of Vaxcel. The Company anticipates that, subject to shareholder approval and the satisfaction of conditions to the Merger, the Merger will be consummated in the first half of April 1997. In the Merger, the security holders of Zynaxis will exchange their Zynaxis securities for securities of Vaxcel and will own approximately 12.5% of the outstanding Common Stock of Vaxcel immediately following the Merger. CytRx will own the remaining approximately 87.5% of Common Stock of Vaxcel immediately following the Merger. The Merger will be accounted for as a purchase transaction, with Vaxcel as the acquirer. Simultaneously with the execution of the Merger Agreement, Zynaxis and

                        ZYNAXIS, INC. AND SUBSIDIARIES

CytRx entered into a secured loan agreement in order for the Company to have sufficient funding for continued operations pending the Merger. As discussed in
Note 6 to the Consolidated Financial Statements, CytRx agreed to loan up to $2,000,000 to the Company on a secured basis, as defined in the loan agreement. Among other agreements entered into in connection with the Merger is an agreement providing for the sale of substantially all assets of the Company.

    At December 31, 1996, the Company had cash, cash equivalents of $124,348 and a working capital deficit of $2,030,000. For the year ended December 31, 1996, net operating cash outflow was $2,307,000.

    The Company has not received significant revenues from the sale of any of its products. For the period from its inception to December 31, 1996, the Company had an accumulated deficit of $49,751,000.

    The ability of the Company to survive as a going concern beyond December 31, 1996 is dependent on the consummation of the Merger. There is no assurance that the Company will ultimately complete this transaction. Additionally, certain matters associated with the transaction require the approval of shareholders. If the Company is unable to complete the transaction, if the shareholders fail to approve the Merger or if certain conditions precedent to closing of the Merger do not occur, the Company will not be able to continue operations. Should the Company determine that it is no longer in the best interest of its shareholders to continue operations, the ability of the Company to fund an orderly disposition of assets, pay off its then outstanding liabilities and return any remaining cash to its shareholders will be limited by the amount of working capital then on hand, if any. Refer to Note 6 regarding the Cauldron assets and
Note 13 regarding the Company's operating lease commitment.

    The Financial Statements were prepared assuming the Company will continue as a going concern. The asset and liability carrying amounts do not propose to represent realizable or final settlement values. See "Report of Independent Public Accountants" regarding the Company's ability to continue as a going concern.

Note 2 -- Significant Accounting Policies

   Basis of Presentation

    The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include the accounts of Zynaxis and its wholly-owned subsidiaries. All intercompany transactions and accounts have been eliminated.

   Management's Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Cash Equivalents

    The Company considers all investments with an original maturity of less than three months to be cash equivalents. Cash equivalents at December 31, 1996 and December 31, 1995 consisted of a bank repurchase agreement collateralized by a United States government security.

                        ZYNAXIS, INC. AND SUBSIDIARIES

   Supplemental Cash Flow Information

    In 1995, the Company acquired Secretech through the issuance of 4,132,075 shares of Common Stock with a value of $4,593,749. Refer to Note 3 to the Consolidated Financial Statements.

    In 1996 and 1995, the Company financed $25,642 and $33,628, respectively, of equipment purchases with capital leases.

   Property and Equipment

    Property and equipment are carried at cost. Equipment consists of laboratory and office equipment which is depreciated on a straight-line basis, generally over three to five years. Property and equipment under capital leases are amortized over the term of the lease. Leasehold improvements are amortized over the then remaining lease term or the estimated useful life of the improvement, whichever is shorter. Maintenance and repairs are charged to expenses as incurred and were $142,677, $178,440, and $171,753 in 1996, 1995, and 1994,
respectively. Major renewals and betterments are capitalized. Upon disposition, the net book value of assets is relieved and resulting gains or losses are reflected in the results of operations. Included in other current assets is a receivable of $65,000 relating to the sale of certain fixed assets that were sold during the fourth quarter of 1996.

    In March 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets where disposal is expected. The Company adopted SFAS No. 121 in the first quarter of 1996 and the adoption did not have any impact on the Company's financial position or results of operations. See Note 6 regarding the Cauldron assets.

   Revenue Recognition

    Government Small Business Innovative Research ("SBIR") grants revenue is recognized on the percentage of completion method as the related expenses are incurred. The Company receives payment based on the level of its related research and development. Revenues recognized approximate costs incurred. Collaboration revenues are recognized over the expected estimated period services or work will be performed. Contract revenues are recognized according to contract terms and milestones achieved on the percentage of completion method. Sales are recognized upon product shipment. See Note 17 for further disclosure.

   Research and Development

    Research and development costs are charged to expense as incurred. These costs include personnel costs, materials consumed, depreciation on equipment and cost of facilities used for research and development. Payments related to the acquisition of technology rights for which development work is in process are expensed and considered a component of research and development costs. Included in research and development costs in 1994 are certain manufacturing, process development and start-up costs associated with the Company's Zymmune CD4/CD8 Cell Monitoring Kit.

                        ZYNAXIS, INC. AND SUBSIDIARIES

   Net Loss Per Common Share

    Net loss per share has been computed by dividing the net loss by the weighted average number of shares of Common Stock outstanding during the periods presented. The weighted average number of shares of Common Stock used in the computation were 10,126,676, 6,602,813, and 5,241,317 for the years ended December 31, 1996, 1995, and 1994, respectively. Common shares obtainable from the assumed conversion of the Series A Convertible Preferred Stock and the exercises of outstanding options and warrants have been excluded from the computation of net loss per common share for all periods presented because their inclusion would be antidilutive.

   Reclassifications

    The Company has reclassified certain prior year amounts to conform to the current year presentation.

Note 3 -- Acquisition of Secretech, Inc.

    Effective July 27, 1995, the Company consummated the merger of Secretech, a company engaged in the development of oral vaccines which stimulate mucosal and systemic immunity, with and into a wholly-owned subsidiary of the Company.

    In connection with this merger, the Company initially issued 3,000,000 shares of its Common Stock, independent of any fluctuations in its underlying market value, to the former Secretech shareholders. Based on the July 27, 1995 market value of $1.03125 per share, the estimated total purchase price was $3,093,750.

    Pursuant to the terms of the merger agreement, as a result of the Company's consummation of the collaborative agreement discussed in Note 17 to the Consolidated Financial Statements, the Company issued an additional 1,132,075 shares (the "Contingent Shares") of Common Stock, with a market value at the time of issuance of $1,500,000, to the former shareholders of Secretech. The number of Contingent Shares was determined by dividing $1,500,000 by the then current price per share of Zynaxis Common Stock based upon the ten day average of the closing price on the Nasdaq National Market prior to public announcement of the collaborative agreement.

    The transaction was accounted for as a purchase. Revenues and expenses related to Secretech are included in the results of operations for the Company from the date of acquisition. The Company had recorded a total charge to 1995 earnings of $5,165,793 for acquired research and development equal to the value of the initial 3,000,000 shares issued, the value of the 1,132,075 Contingent Shares issued, the excess of liabilities assumed over assets acquired, as well as fees and expenses to effect the transaction.

    In connection with the merger of Secretech, Zynaxis' management performed an analysis of all identifiable assets acquired. Such analysis included the identification and evaluation of each significant development project to determine if the technological feasibility had been achieved and if there were any alternative future uses. As of the date of the merger, Secretech was a development stage biotechnology company and had an accumulated deficit of approximately $5 million. In addition, Secretech had no product sales since inception and a shareholder deficit. Prior to the merger with Zynaxis, Secretech was focused on developing new classes of oral vaccines. At the time of the merger, one of Secretech's development programs was in human clinical trials and was several years away from regulatory approval and ultimate commercialization. The remaining development programs were preclinical. At that time, there were significant risks that any of these product development efforts would be successfully completed, that regulatory approval

                        ZYNAXIS, INC. AND SUBSIDIARIES
would be obtained or that any products, if introduced, would be successfully marketed or achieve customers' acceptance. The cost of developing this technology was significant. As a result of the substantial time and effort to continue the development of the product and the associated risk thereof, it was determined that technological feasibility had not been achieved. In addition, since alternative uses of this developmental technology did not exist at that time, the cost of such technology had been charged to expense in accordance with SFAS No. 2.

    Note 5 to the Consolidated Financial Statements presents consolidated condensed pro forma financial results of this transaction, and the pro forma financial results of the diagnostic divestiture discussed in Note 4 below.

Note 4 -- Divestiture of Diagnostic Technologies

    In January 1995, Zynaxis' management and Board of Directors committed to a plan to divest its diagnostic products and technologies. Accordingly, the realizability of all diagnostic assets was reviewed by the Company as of December 31, 1994. As a result of the review of its diagnostic technologies and assets, the Company recorded a charge in the statement of operations for the year ended December 31, 1994 totaling $1,466,360 for the impairment of certain of its diagnostic-related assets. The impairment represented substantially all of the identifiable diagnostic-related assets, including equipment, prepaid royalties, accounts receivable and leasehold improvements.

    Also as a result of the decision to divest its diagnostic technologies and assets, in January 1995 the Company recorded a restructuring charge of $347,436. This charge consisted of severance and severance-related expenses resulting from the termination of certain diagnostic employees, as well as amounts due to certain distributors of the Company's Zymmune Cell Monitoring Kit pursuant to the terms of their Zymmune distribution agreements.

    Subsequent to these actions, the Company sold its diagnostic technologies in two separate transactions and has recognized a combined net gain of $1,616,840 on these transactions.

   Sale of Cell Tracking Molecule Technology

    In June 1995, the Company announced that it had reached an agreement with Phanos for the sale of the Company's cell tracking molecules for use as research and diagnostic reagents, including certain Zyn-Linker patents owned by the Company.

    The Company retained all rights to the therapeutic uses of the Zyn-Linker technology. Upon signing, the Company received a lump sum payment of $1,100,000, which is included in the gain on the sale of diagnostic technologies.

    Under the terms of the agreement, the Company continued to manufacture and distribute the research and diagnostic reagents for Phanos and receive royalty and other payments based upon the sales of these products, if any. In December 1996, the Company assigned its rights under this agreement to a consulting firm, the founders of which are former vice presidents of Zynaxis. As the result of this assignment, the Company is no longer responsible for the manufacture or distribution of the research reagents, nor does it collect a royalty.

   Sale of Zymmune Technology

    In July 1995, the Company announced that it had reached an agreement (the "Asset Purchase Agreement") with Intracel Corporation ("Intracel") for the sale of the Company's Zymmune technology, Zymmune inventory, certain laboratory equipment, patents, patent applications and certain other rights.

                        ZYNAXIS, INC. AND SUBSIDIARIES

    Under the terms of the Asset Purchase Agreement, as amended by a release agreement dated October 24, 1995, the Company received $560,000 of cash and a $450,000 four-year promissory note secured by certain of the purchased assets. This promissory note is interest-free for several years; accordingly, the Company recorded the discounted value of the note receivable of $285,000 as a long-term asset. In 1996, imputed interest of $36,000 was charged to the statement of operations and the current carrying value of the note is $324,000. In connection with the asset and technology transfer, the Company was required to make a cash payment of $152,000 to terminate an operating lease on certain equipment and incurred other costs of $180,000 principally related to employee costs during the technology transfer period.

    The Company could receive milestone payments of up to $1,250,000 upon Intracel's achievement of certain milestones, including, among other things, the approval by the FDA of the 510(k) application submitted by Zynaxis for U.S. marketing approval of the Zymmune CD4/CD8 Cell Monitoring Kit ("FDA approval") and certain manufacturing milestones.

    Disputes have arisen between the Company and Intracel regarding certain provisions of the Asset Purchase Agreement. On or about November 14, 1995, Intracel was notified that FDA approval had been granted. On February 7, 1996, the Company was notified by Intracel that Intracel was withholding payment of a $500,000 milestone payment due upon FDA approval, asserting that final approval had not been received, along with other claims. The Company is considering options available to it regarding collection of this milestone payment. The Company has given no financial statement recognition to this milestone payment pending its final resolution.

    There can be no assurance that Intracel will be able to achieve any of the other remaining milestones.

    Zynaxis will be entitled to royalties on future sales, if any, of the Zymmune CD4/CD8 Cell Monitoring Kit and certain related technologies.

Note 5 -- Pro Forma Information: Secretech Merger and Diagnostic Divestitures

    The unaudited consolidated results of operations on a pro forma basis as if the acquisition of Secretech and the divestiture of the diagnostic technologies discussed in Notes 3 and 4 to the Consolidated Financial Statements had occurred at the beginning of the respective periods are as follows:


                                Year Ended December 31,
                                 1995             1994
Revenues................      $   904,359      $ 1,362,411
Net loss................       (6,807,187)      (6,958,468)
Net loss per common share     $      (.63)     $      (.74)

    These pro forma financial results of operations do not purport to be indicative of the financial results of operations that might have occurred, nor are they indicative of future results.

Note 6 -- Impairment of Cauldron Asset Value

    In efforts to raise capital, and in conjunction with the Vaxcel Merger, the Company has been soliciting bids from third parties who may have an interest in purchasing the Cauldron operations and related assets. The net book value of

                        ZYNAXIS, INC. AND SUBSIDIARIES
the Cauldron assets at December 31, 1996 was $1,752,130. Notwithstanding the aforementioned, the most recent bid that the Company has received for the Cauldron assets is significantly less than this amount. Accordingly, conservative measures have been taken and the entire Cauldron asset base has been reduced to $600,000. The difference between the net book value and $600,000 is shown as a Provision for Asset Impairment in 1996. See Note 13 regarding the Company's operating lease commitment.

Note 7 -- Vaxcel Merger Agreement

    On December 6, 1996, the Company entered into the Merger Agreement with CytRx, Vaxcel, a wholly-owned subsidiary of CytRx, and Vaxcel Merger Sub, a newly-formed, wholly-owned subsidiary of Vaxcel, which provides for the merger of Vaxcel Merger Sub with and into Zynaxis, with the effect that Zynaxis, as the surviving corporation resulting from the Merger, will be a wholly-owned subsidiary of Vaxcel.

    Upon consummation of the Merger, shares of Common Stock of Zynaxis will be exchanged for the right to receive a number of shares of Vaxcel Common Stock equal to an exchange ratio defined in the Merger Agreement (approximately
 .0947). Shares of the Company's Series A Convertible Preferred Stock will be exchanged for the right to receive a number of shares of Vaxcel Common Stock equal to two times the exchange ratio. CytRx will own approximately 87.5% of Vaxcel Common Stock upon consummation of the Merger.

    Simultaneously with the execution of the Merger Agreement, Zynaxis and CytRx entered into a secured loan agreement in order for the Company to have sufficient funding for continuing operations until the Merger is approved by shareholder vote and consummated, anticipated to be in the first half of April 1997. CytRx agreed to loan up to $2,000,000 to the Company on a secured basis. At December 31, 1996, $975,000 had been advanced and was used in settling a major portion of the Company's outstanding liabilities as well as funding December operations. All advances accrue interest at a rate of prime plus 2%. Upon the consummation of the Merger between Zynaxis and Vaxcel, CytRx will contribute to Vaxcel an amount of funding equal to the outstanding principal and interest of the loan, as well as additional amounts specified in the Merger Agreement. Another agreement entered into in connection with the Merger Agreement provides for the sale of substantially all assets of the Company.

    The transaction documents further provide that Zynaxis preferred stockholders who also hold warrants to purchase the Company's Common Stock, and three other warrant holders, will exchange the Zynaxis warrants for warrants to purchase Vaxcel Common Stock. Additionally, certain shareholders who hold convertible notes issued by Zynaxis will exchange such notes for shares of Vaxcel Common Stock.

    Upon execution of the Merger Agreement, a Technology Development Agreement was also executed by the Company and Vaxcel relating to the development of the Company's vaccine delivery technology pending the Merger.

Note 8 -- Securities

    At December 31, 1996, the Company held no securities. All securities at December 31, 1995 were classified as available-for-sale and were carried at fair value. The adoption of Statement of Financial Accounting Standard No. 115 had no effect on the Company's accumulated deficit or stockholders' equity as fair market value equals the investments' amortized cost.

                        ZYNAXIS, INC. AND SUBSIDIARIES

Note 9 -- Accrued Expenses

    Accrued expenses at December 31, 1996 and 1995, respectively, consisted of the following:


                                                               Year Ended December 31,
                                                               -----------------------
                                                                  1996           1995
                                                                  ----           ----
    Professional fees..................................            $178,159        $251,889
    Research costs.....................................              10,000          76,462
    Compensation, payroll withholding and related                   262,925          14,615
      items............................................
    License costs......................................              40,002          18,813
    Deposits...........................................             195,000              --
    Other..............................................              66,723         126,015
                                                                     ------         -------
                                                                   $752,809        $487,794
                                                                   ========        ========

    Note 10 -- Notes Payable to Shareholders

    On December 28, 1995, the Company issued a $150,000 Demand Promissory Note (the "December 1995 Note") to one of its principal shareholders. A general partner of the shareholder is a member of the Board of Directors. On February 29, 1996, the holder of the December 1995 Note converted the outstanding principal balance and all accrued interest thereon to Common Stock with transfer restrictions, as described in Note 14 below.

    On May 3, 1996, the Company issued Demand Promissory Notes (the "May 1996 Notes") aggregating $200,000 to two of its principal shareholders. A general partner of one shareholder and the president of another shareholder are members of the Board of Directors. These May 1996 Notes bear interest at the annual rate of 11 1/4% and are due on the earlier of (i) the receipt by the Company of proceeds from the sale of Cauldron aggregating at least $1,000,000 or (ii) upon demand if the closing on the sale of Cauldron does not occur by September 30, 1996. The May 1996 Notes are convertible at the option of the holder into an aggregate of 200,000 shares of the Company's Common Stock at any time prior to repayment. In connection with the issuance of the May 1996 Notes, the Company issued warrants with five year terms to purchase 200,000 shares of the Company's Common Stock at an exercise price of $1.00 per share.

    On June 7, 1996, the Company issued a $250,000 Demand Promissory Note to another of its principal shareholders. This note was canceled and reissued on July 17, 1996 due to a revision of the repayment terms (the "July 1996 Note"). This July 1996 Note bears interest at the annual rate of 11 1/4% and is due on the earlier of (i) the receipt by the Company of proceeds from the sale of Cauldron aggregating at least $1,000,000 or (ii) upon demand if the closing on the sale of Cauldron does not occur by October 15, 1996. This July 1996 Note is convertible at the option of the holder into an aggregate of 150,000 shares of the Company's Common Stock at any time prior to repayment. In connection with the issuance, the Company also issued a warrant with a five year term to purchase 25,000 shares of the Company's Common Stock at an exercise price of $1.00 per share.

    The value of these 225,000 warrants, relating to the May 1996 Notes and the July 1996 Note, has been deemed to be $60,000 for accounting purposes and was expensed in 1996 as a component of interest expense.

    In conjunction with the signing of the Merger Agreement in December 1996, a Note Exchange Agreement was

                        ZYNAXIS, INC. AND SUBSIDIARIES
entered into whereby two of these three notes payable to shareholders will be exchanged for Vaxcel Common Stock upon consummation of the Merger.

Note 11 -- Note Payable to CytRx

    As discussed in Note 7, the Company has entered into a Merger Agreement with Vaxcel, an Atlanta based vaccine technology company. In conjunction with the Merger Agreement, Zynaxis also entered into a secured loan agreement with CytRx, Vaxcel's parent company. The terms of the loan agreement allow for the Company to borrow up to $2,000,000 from CytRx between December 1996 and the closing of the Merger, anticipated to be in the first half of April 1997. Proceeds from any amounts borrowed are to be used to satisfy accounts payable and accrued expenses as well as to fund operations until the transaction is completed. Through December 31, 1996, the Company had borrowed a total of $975,000. The borrowings accrue interest at prime plus 2%. Interest expense on these borrowings totaled $5,090 for the year ended December 31, 1996.

Note 12 -- Long-term Debt

    Long-term debt consisted of the following:

                                       December 31,   December 31,
                                           1996           1995
                                           ----           ----
              Other note payable........                $104,959
                                                         -------
                                             --          104,959

              Less current maturities...     --          (25,050)
                                           -------       --------
                                             --         $ 79,909
                                           =======        ======

   Other Note Payable

     In 1989, the Company issued a ten-year note to the then lessor of its office and research facility to finance certain leasehold and other improvements. The note, with interest at 13%, was fully collateralized by a certificate of deposit, which had been categorized as restricted cash in prior years. During 1996, the Company was frequently unable to make the monthly payments on a timely basis as required by the terms of the note. In November 1996, the holder of the note agreed to accept the full amount of the collateral certificate of deposit, $91,142, in satisfaction of all obligations under the note.

Note 13 -- Other Long-Term Obligations and Lease Commitments

    Other long-term obligations consisted of the following:


                                        December 31,    December 31,
                                            1996            1995
                                            ----            ----

          Capital lease obligations       $ 50,908        $ 32,418
          Deferred rent liability ...       47,880         107,285
                                            ------         -------
                                            98,788         139,703

          Less current maturities ...      (33,277)        (36,209)
                                           -------         -------
                                          $ 65,511        $103,494
                                          ========        ========

                        ZYNAXIS, INC. AND SUBSIDIARIES

   Lease Obligations

    The Company leases real property and equipment under noncancelable lease agreements that expire at various dates through 2001. The future minimum lease payments as of December 31, 1996, under all leases are as follows:

                                            Capital     Operating
                                            -------     ---------
         1997..........................      18,822      302,620
         1998..........................      18,822      299,966
         1999..........................      18,822       29,180
         2000..........................       9,400           --
         2001..........................       4,010           --
         2002 & beyond.................          --           --
                                            -------      -------
                                             69,876      631,766

         Less amounts representing interest (18,968)          --
                                            -------      -------
                                          $  50,908    $ 631,766
                                          =  ======    = =======

    Rent expense on the Company's leased facility in Malvern, Pennsylvania was $411,856 in 1996, $439,609 in 1995, and $405,173 in 1994.

    Management believes the Company's operating lease commitment will be transferred to the buyer of the Cauldron assets. If the Cauldron assets are not sold, management believes that the related facility, or a portion thereof, will be sublet to cover the commitment. If the Company is unable to find a new tenant for the facility, either through the Cauldron sale or subletting, the related commitments could be accelerated (See Notes 1 and 6).

   Deferred Rent Expense

    The Company records rent expense on a straight-line basis and records the excess of rent expense over cash paid as deferred rent. During November 1996, the Company's lease was amended to reduce the occupied space from 39,200 square feet to 23,460 square feet, a 40% reduction. As a result of the amendment, the deferred rent liability was reduced and booked as a reduction of marketing, general and administrative expense in 1996. Deferred rent was $47,880 and $107,285 at December 31, 1996 and 1995, respectively, with $22,982 and $29,988 classified as current at December 31, 1996 and 1995, respectively.

Note 14 -- Stockholders' Equity

   Common Stock

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

    In June 1995, the Company had entered into a Business Development Consulting Agreement with a principal

                        ZYNAXIS, INC. AND SUBSIDIARIES
shareholder, of which the president is a member of the Board of Directors. The terms of the one year agreement stated that a portion of the compensation was to be in shares of Common Stock. In November 1996, the Company issued 34,548 shares of Common Stock in settlement of the amounts owed.

   Series A Convertible Preferred Stock

    In 1995, the Company issued 1,500,000 of Series A Convertible Preferred Stock ("Preferred Stock") at $2.00 per share for aggregate proceeds, net of offering costs, of $2,712,535. Each share of Preferred Stock is convertible into two shares of Common Stock at an initial conversion price of $1.00 per share.

    In 1996, a holder of Preferred Stock converted 87,500 shares of Preferred Stock into 175,000 shares of Common Stock.

       Stock Warrants

    At December 31, 1996, there were warrants issued and outstanding to purchase an aggregate of 3,647,189 shares of Common Stock at prices ranging from $1.325 to $7.035 and expiration dates ranging from 1998 through 2007.

    As discussed above, in connection with (i) the completion of a private placement in February 1996 and (ii) the conversion of a short-term note into equity in February 1996, the Company issued 195,775 warrants to purchase Common Stock at $1.00 per share.

    As discussed in Note 10, in connection with the issuance of the May 1996 Notes and the July 1996 Note, the Company issued warrants to purchase an aggregate of 225,000 shares of Common Stock at $1.00 per share.

    In addition to the above, as part of the 1995 private placement, the Company issued 1,500,000 warrants to purchase up to 3,000,000 shares of Common Stock. Each warrant is exercisable for two shares of Common Stock at an exercise price of $1.00 per share. The warrants have five year terms and contain certain automatic termination conditions.

    In connection with a royalty abatement agreement entered into in 1995, the Company issued warrants to purchase 200,000 shares of Common Stock at an exercise price of $1.325 per share. These warrants expire on December 31, 2007.

    A five year warrant to purchase 15,000 shares of Common Stock at $1.00 per share was issued in December 1995 in connection with the issuance of a note payable.

    Warrants to purchase 11,414 shares of Common Stock at $7.035 per share are currently outstanding. These warrants were issued to the lessor upon the execution of certain capital leases. These capital leases for laboratory and office equipment have since expired and been bought out.

   Stock Option Plan

    The Company's stock option plan reserves shares of Common Stock for issuance upon the exercise of incentive and nonqualified stock options. On July 27, 1995, the shareholders of the Company approved an increase in the number of shares issuable under the Company's Amended and Restated 1989 Stock Option Plan from 800,000 to 1,750,000. Incentive stock options are granted at market value or above, and non-qualified stock options are granted at a price fixed by the Board of Directors on the grant date. Options are exercisable for five to ten years from the grant date and

                        ZYNAXIS, INC. AND SUBSIDIARIES
generally vest over a four-year period. Options granted after December 31, 1991 are exercisable for ten years from the date of grant.

    The Company accounts for this plan under APB Opinion No. 25 under which no compensation cost has been recognized.

    Had compensation cost for this plan been determined consistent with FASB Statement No. 123, the Company's net loss and loss per share would have been increased to the following pro forma amounts:

                                 1996               1995
                                 ----               ----
    Net Loss:

      As Reported........      $(4,230,470)      $(10,377,437)
      Pro Forma..........      $(4,324,976)      $(10,520,218)

    Primary EPS:

      As Reported........           $(0.42)            $(1.57)
      Pro Forma..........           $(0.43)            $(1.59)

    Because the Statement 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

    At December 31, 1996, 98,070 options had been exercised, 394,634 were exercisable at prices ranging from $.7035 to $7.125, and 755,021 shares of Common Stock remained available for grant. A summary of the status of the Company's stock option plan at December 31, 1996 and 1995 and changes during the years then ended are presented in the table and narrative below.

                                               1996                                1995
                                               ----                                ----
                                                  Weighted Average                    Weighted Average
                                     Shares        Exercise Price        Shares        Exercise Price
                                     ------       ----------------       ------       ----------------
Outstanding at the beginning of
  year........................      1,038,370          $ 3.44             825,784          $ 3.65
Granted.......................             --             --              512,800          $ 1.27
Exercised.....................          2,989          $  .70               7,107          $ 0.70
Forfeited.....................        128,472          $ 3.36             292,210          $ 3.76
Expired.......................             --             --                  897          $  .070
Outstanding at the end of year        906,909          $ 3.71           1,038,370          $ 3.44
                                      =======                           =========
Exercisable at the end of the year    404,634          $ 3.44             296,077          $ 3.68
                                      =======                             =======
Weighted average fair value of
  options granted.............     $       --                          $     0.95

    404,634 of the 906,909 options outstanding at December 31, 1996 have exercise prices between $0.70 and $7.13, with a weighted average exercise price of $3.44 and a weighted average remaining contractual life of seven years. All of these options are exercisable. The remaining 502,275 options outstanding at December 31, 1996 have exercise prices between $0.70 and $7.13, with a weighted average exercise price of $3.71 and a weighted average remaining contractual life of seven years.

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1995: risk-free interest rates ranging from 5.7% to 7.2%, expected dividend yield of $0, expected life of seven years and expected volatility of 70%. No options were granted in 1996.

                        ZYNAXIS, INC. AND SUBSIDIARIES

    In December 1995, 10,000 stock options outside of the Amended and Restated 1989 Stock Option Plan were granted to a board member. These options became fully vested in June 1996 at an exercise price of $0.875.

   401(k) Savings Plan

    In June 1994, the Company began to provide a match to the contributions to the Zynaxis Inc. 401(k) Savings Plan (the "Plan") comprised of both cash and Company stock. In July 1996, the cash portion of the match was eliminated and the match was comprised entirely of Company stock. The shares are generally contributed quarterly and valued at the closing market price on the last day of each quarter. The Company contributed 12,973 and 12,836 shares to the Plan during 1996 and 1995, respectively.

Note 15 -- 401(k) Savings Plan

    In 1994, the Company began making matching contributions to the Plan. The matching contribution is determined each year by the Board of Directors and vests over four years with credit given for prior service. For the year ended December 31, 1996, the Company contributed 50% of the salary deferred by participants, up to a maximum of 4% of each participant's deferred salary. For the first half of 1996, the matching contribution was equally comprised of the Company's Common Stock and cash. Effective July 1, 1996, the Board resolved to eliminate the cash aspect of the match, thereby making the entire match in Company stock. The matching contributions are made on a quarterly basis and the shares of the Company's Common Stock which are contributed are valued at the closing market price on the last business day of the quarter. Total Company contributions to the Plan, in both cash and stock, were $19,659 in 1996 and $30,641 in 1995. In 1997, the Board of Directors resolved that the Zynaxis Inc. 401(k) Savings Plan would be terminated effective January 7, 1997.

Note 16 -- Income Taxes

    As of December 31, 1996, the Company had federal net operating loss carryforwards of approximately $31,000,000. The net operating loss and credit carryforwards will expire at various dates beginning in 2003, if not utilized.

    The Tax Reform Act of 1986 contains various provisions that limit the utilization of net operating loss and tax credit carryforwards if there has been an ownership change. Such an ownership change as described in Section 382 of the Internal Revenue Code may limit the Company's utilization of its net operating loss and tax credit carryforwards. Additionally, a portion of the net operating loss carryforward relating to the 1995 Secretech acquisition (see Note 3) are subject to SRLY restrictions as defined in the Internal Revenue Code. The proposed Merger with Vaxcel (Notes 1 and 6), if consummated, will significantly limit the availability of the net operating loss and tax credit carryforwards.

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount reported for income tax purposes. Significant components of the Company's deferred tax assets for federal and state income taxes as of December 31, 1996 and 1995 were as follows:

                        ZYNAXIS, INC. AND SUBSIDIARIES


                                           December 31,    December 31,
                                               1996            1995
                                               ----            ----
Deferred tax assets
  Net operating loss carryforwards        $ 10,910,000    $  8,829,000
  Capitalization of research and development 5,449,000       4,982,000
  Asset impairment.....................        392,000              --
  Other-- net..........................        779,000         369,000
                                               -------         -------
Total deferred tax assets..............     17,530,000      14,180,000
Valuation allowance for deferred tax assets(17,530,000)    (14,180,000)
                                           -----------     -----------
Net deferred tax assets................   $         --    $         --
                                          =         ==    =         ==

    A valuation allowance has been established as realization of the tax assets is uncertain.

Note 17 -- Collaborative, Contract and Grant Revenues

   Collaboration with ALK A/S

    In October 1995, the Company announced a development and licensing agreement with ALK A/S ("ALK"), a leading European pharmaceutical company in the field of allergy immunotherapy. The collaboration involves certain of the technologies acquired in the merger with Secretech relating to bioactive substance delivery technology.

    Under the terms of the ALK development and licensing collaboration, the Company has received payments aggregating $1,000,000. $250,000 was received in November 1995 and three additional payments totaling $750,000 were received during 1996. These amounts are reflected in collaborative, contract and grant revenues. The Company incurred costs related to the ALK collaboration of approximately $200,000 and $500,000 in 1995 and 1996, respectively. This agreement can be unilaterally terminated by either party in certain circumstances and with notification periods stated in the agreement. During 1996, the Company also provided ALK with significant research and development support of the licensed technology for which it received additional revenues of $36,000 based on costs incurred.

    The Company will receive a royalty of 7% on net sales of products that utilize the Company's technology, increasing based upon certain sales criteria established within the agreement. The Company could also receive additional milestone payments of up to $2,000,000 based upon either FDA or certain other regulatory approvals of additional products using the Company's vaccine delivery technologies. There can be no assurance that ALK will ever obtain the appropriate regulatory approvals, or will ever generate any sales using the technology licensed from the Company.

    Should the Company receive royalties under this agreement, it will be required to pay approximately 3% of the net sales of the licensed product to the original patent holder of the technology.

   Contract Manufacturing

    During 1996, the Company's Cauldron division had a substantial increase in business with third parties in providing process chemistry and pilot manufacturing services to other biotechnology, pharmaceutical and chemical organizations. Revenue recognized in connection with these contracts totaled $809,000 and $45,000 for the years ended December 31, 1996 and 1995, respectively.

                        ZYNAXIS, INC. AND SUBSIDIARIES

   Grant Revenue

    For the years ended December 31, 1996 and 1995, the Company recognized $311,000 and $251,000, respectively, pursuant to a SBIR grant awarded by the National Heart, Lung and Blood Institute. Revenues recognized approximate costs incurred. This grant is funding the preclinical development of Zyn-Linker molecules linked with heparin and the investigation of their ability to inhibit post-angioplasty restenosis and local thrombosis. In July 1996, this grant was extended until June 1997. At December 31, 1996, the grant has a balance of $198,000.

    During 1996, the Company received a Phase I SBIR grant for up to $100,000 to develop Zyn-Linker molecules linked with Taxol and for the investigation of their ability to inhibit post-angioplasty restenosis and local thrombosis. The Company has recorded $88,000 of revenue related to this grant for the year ended December 31, 1996. Revenues recognized approximate costs incurred.

    Notwithstanding the January 1997 purchase by Phanos of the Zyn-Linker technology, the studies conducted under these grants will continue to be performed by Zynaxis. However, any patents, inventions or other intellectual property that may arise from this SBIR research will become the property of Phanos.

   Collaboration with Eli Lilly and Company

    The Company's agreement with Eli Lilly and Company ("Lilly") to apply the Company's drug delivery technology to vascular drugs which have the potential to reduce the rate of restenosis after angioplasty was terminated by Lilly, effective in August 1994. The Company recognized revenues of $749,122 under this agreement in 1994.

   Various Other Collaborations

    During 1996, in an effort to obtain on-going collaborative arrangements, the Company entered into a few small collaborative agreements, primarily related to the Zyn-Linker technology as it pertains to oligonucleotide studies. Total revenue recognized under these agreements was $56,000.

Note 18 -- Other Income

   Sublease Income

    As a result of the divestiture of the diagnostics technologies in 1995, the Company had certain laboratory and office space that was not being utilized. In order to fully maximize the leased facility, Zynaxis began to sublet portions of its laboratory and office space to independent third parties in 1995. These sublease arrangements continued until November 1996, when the Company's lease was amended to decrease the total square footage occupied by Zynaxis. Rental income recognized under the sublease arrangements was $238,000 and $139,000 for the years ended December 31, 1996 and 1995, respectively.

   Royalty Income

    As discussed in Note 4 to the Consolidated Financial Statements, through November 1996 Zynaxis continued to manufacture and distribute the research and diagnostic reagents for Phanos, pursuant to the June 1995 agreement. In accordance with the agreement between the two companies, Zynaxis realized a 10% royalty in exchange for providing these manufacturing and distribution services, subject to certain minimum royalty amounts. Royalty income recognized

                        ZYNAXIS, INC. AND SUBSIDIARIES
was $46,400 and $13,800 for the years ended December 31, 1996 and 1995, respectively.

   Seloc

    As discussed in Note 1 to the Consolidated Financial Statements, during 1996 the Company entered into a binding letter of intent with Seloc for the sale of Cauldron. In conjunction with this letter, Seloc made an option payment in the amount of $100,000, which, except under limited circumstances, would be nonrefundable if the sale of Cauldron were not consummated. For reasons beyond Zynaxis' control, in August 1996 Seloc decided not to proceed with the acquisition, at which time the $100,000 was recognized as other income.

   Asset Sales

    In conjunction with the November 1996 lease amendment and in anticipation of the consummation of the Merger, the Company began to sell various fixed assets during the fourth quarter of 1996. A net gain on these asset disposals of $131,600 was recorded in other income on the statement of operations for the year ended December 31, 1996.

Note 19 -- Related Party Transactions

    As described in Note 10 to the Consolidated Financial Statements, the Company issued a $150,000 note to a related party in December 1995. This note was extinguished in February 1996 as the note plus accrued interest, totaling $152,582, was converted to equity.

    As discussed in Note 14 to the Consolidated Financial Statements, business development services were rendered to the Company by a consulting firm of which a director of the Company is President and sole shareholder. Terms of the consulting agreement provided that a portion of the fees be paid in Company stock. The Company issued 34,548 shares of Common Stock in November 1996 in settlement of this obligation. The number of shares issued was based upon the fair market value of the services provided.

    Consulting services were provided to the Company by a director of the Company who was the former president of Secretech. This consulting arrangement commenced on September 30, 1995 and ended September 30, 1996. Under the terms of the agreement, the director was entitled to compensation at the annual rate of $135,000 through March 31, 1996 and at an annual rate of $150,000 from April through September 1996. During 1996, the Company recognized expense of $108,750 related to this agreement.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ZYNAXIS, INC.

Date:    March 15, 1997                By:  /s/  Martyn D. Greenacre
      ---------------------                --------------------------------
                                                 Martyn D. Greenacre
                                                 President and Chief
                                                 Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Each person in so signing also makes, constitutes and appoints Martyn D. Greenacre, President, and Chief Executive Officer, his true and lawful attorney-in-fact, in his name, place and stead to execute and cause to be filed with the Securities and Exchange Commission any or all amendments to this report.


Signature                                      Title                                          Date
----------                                     -----                                          ----
/s/ Martyn D. Greenacre                        President, Chief Executive Officer             March 15, 1997
---------------------------------              (Principal Executive Officer,                  --------------
    Martyn D. Greenacre                        Principal Financial and Accounting Officer)
                                               and Chairman


/s/ John F. Chappell                           Director                                       March 15, 1997
---------------------------------                                                             --------------
    John F. Chappell

/s/ Lyle A. Hohnke                             Director                                       March 15, 1997
---------------------------------                                                             --------------
    Lyle A. Hohnke


/s/ Donald E. Morel, Jr., Ph.D.                Director                                       March 15, 1997
---------------------------------                                                             --------------
    Donald E. Morel, Jr., Ph.D.


/s/ Stephen K. Reidy                           Director                                       March 15, 1997
---------------------------------                                                             --------------
    Stephen K. Reidy


/s/ Dennis P. Schafer                          Director                                       March 15, 1997
---------------------------------                                                             --------------
    Dennis P. Schafer

                                 Exhibit Index
                                 -------------


  Exhibit             Description of Exhibit                              Page
  -------             ----------------------                              ----
10.47      Second Amendment to Agreement of Lease between PMRA III
           and Registrant, dated November 21, 1996
10.48      Sublease Cancellation Agreement between Registrant and
           Adolor Corporation, dated November 20, 1996
10.49      Amendment of Employment Agreement between Registrant and
           Martyn D. Greenacre, dated November 15, 1996
10.50      Senior Secured Note of Registrant issued to CytRx Corporation
           ("CytRx"), dated December 6, 1996
10.51      Secured Loan Agreement between Registrant and CytRx, dated
           December 6, 1996
10.52      Guaranty between Zynaxis Vaccine Technologies, Inc. and
           CytRx, dated December 6, 1996
10.53      Preferred Stock and Warrant Agreement between Registrant,
           CytRx, Vaxcel, and holders of Series A Convertible Preferred
           Stock of the Registrant, dated December 6, 1996
10.54      Collateral Assignment of License Agreement between Zynaxis
           Vaccine Technologies, Inc. and CytRx, dated December 6, 1996
10.55      Liquidation Agreement  between Registrant and CytRx, dated
           December 6, 1996
10.56      Pledge Agreement between Registrant and CytRx, dated
           December 6, 1996
10.57      Note Exchange Agreement between Registrant, CytRx, Vaxcel,
           Euclid Partners III, L.P. and S.R. One, Ltd. dated December 6, 1996
10.58      Security Agreement between Registrant and CytRx, dated
           December 6, 1996
10.59      Security Agreement between Zynaxis Vaccine Technologies,
           Inc. and CytRx, dated December 6, 1996
10.60      Technology Development Agreement between Zynaxis Vaccine
           Technologies, Inc. and Vaxcel, dated December 6, 1996
21.1       Subsidiaries of the Registrant
23.1       Consent of Arthur Andersen LLP
24.1       Powers of Attorney (included on signature page to this Annual
           Report on Form 10-K)
27.1       Financial Data Schedule