Form 10-Q
period 1997-03-31
ZYNAXIS INC
filed 1997-05-14
CIK 864076

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(MARK ONE:)

[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 1997
                                --------------

[  ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                               ----------    ----------

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

Shares of Common Stock outstanding at May 9, 1997 were 10,377,240.

PART 1.  FINANCIAL INFORMATION

Item 1  Consolidated Financial Statements


                        Zynaxis, Inc. and subsidiaries
                          Consolidated Balance Sheets

                                                      March 31,             December 31,
                                                         1997                   1996
                                                         ----                   ----
                                                      (Unaudited)
Assets

Current assets:
   Cash and cash equivalents                            $  147,281              $ 124,348
   Collaborative, contract and grant
       revenue receivable (Note 6)                         250,638                182,047
   Other current assets                                     61,773                107,254
                                               --------------------     ------------------
       Total current assets                                459,692                413,649

Property and equipment:
   Equipment                                               831,888              1,610,520
   Leasehold improvements                                   35,570                 35,570
                                               --------------------     ------------------
                                                           867,458              1,646,090
   Less accumulated depreciation
     and amortization                                    (840,805)            (1,605,502)
                                               --------------------     ------------------
       Net property and equipment                           26,654                 40,588

Other assets:
   Other long-term assets                                   20,000                 20,000
    Cauldron-net assets (Note  7)                          528,000                600,000
   Note receivable                                         333,865                324,046
                                               --------------------     ------------------
     Total other assets                                    881,865                944,046


                                                       $ 1,368,211            $ 1,398,283
                                               ====================     ==================

The accompanying notes are an integral part of these statements.

                         Zynaxis, Inc. and subsidiaries
                           Consolidated Balance Sheets
                                   (Continued)

                                                          March 31,            December 31,
                                                            1997                   1996
                                                            ----                   ----
                                                         (Unaudited)
Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                                        $    439,245            $ 232,243
   Accrued expenses                                             392,573              752,809
   Notes payable to shareholders (Note 3)                       450,000              450,000
   Note payable to CytRx (Note 4)                               975,000              975,000
   Current portion of other long-term
      obligations                                                34,581               33,277
                                                       -----------------     ----------------
     Total current liabilities                                2,291,399            2,443,329

Other long-term obligations                                      56,727               65,511

Commitments and contingencies
      (Note 2)                                                                             -

Stockholders' equity:
   Series A preferred stock,
      2,000,000 shares authorized,
      1,412,500 shares issued and outstanding
      at March 31, 1997 and December 31,
      1996 (Liquidation preference
      of $3,262,956 and $3,207,230 at
      March 31, 1997 and December 31,                         2,554,304            2,554,304
      1996, respectively)
   Common Stock, $.01 par value,
      25,000,000 shares authorized,
      10,377,240 and 10,338,768 shares issued
      and outstanding at March 31, 1997
      and December 31, 1996, respectively                       103,771              103,387
Additional paid-in capital                                   45,986,323           45,982,992
Accumulated deficit                                        (49,624,313)         (49,751,240)
                                                       -----------------     ----------------
     Total stockholders' equity                               (979,915)          (1,110,557)


                                                            $ 1,368,211           $1,398,283
                                                       =================     ================

The accompanying notes are an integral part of these statements.

                        Zynaxis, Inc. and subsidiaries
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                            Three months ended March 31,
                                                            1997                   1996
                                                            ----                   ----
Revenues:
--------
   Collaborative, contract and grant
      revenues (Note 6)                                      $ 386,703               $ 543,044
                                                       ----------------        ----------------
                                                               386,703                 543,044


Costs and expenses:
------------------
   Research and development                                    583,150                 942,887
   Marketing, general and administrative                       452,696                 513,111
                                                       ----------------        ----------------
                                                             1,035,846               1,455,998

Operating loss                                               (649,143)               (912,954)

Other income (expense):
----------------------
   Interest income                                              12,926                  16,078
   Interest expense                                           (14,829)                 (6,837)
   Gain on sale of Zyn-Linker technology
(Note 2)                                                       720,000                       -
   Other                                                        57,973                  82,748
                                                       ----------------        ----------------
                                                               776,070                  91,989

Net income (loss)                                             $126,927              ($820,965)
                                                       ================        ================

Net income (loss) per common share                               $ .01                 ($0.08)
                                                       ================        ================






The accompanying notes are an integral part of these statements.

                         Zynaxis, Inc. and subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                             Three months ended March 31,
                                                                              1997                1996
                                                                              ----                ----
Cash flow from operating activities:
Net income (loss)                                                              $ 126,927         ($ 820,965)
Adjustments to reconcile net loss to net cash used for
operating activities:
Depreciation and amortization                                                     68,447             270,737
Issuance of Common Stock to 401k plan                                                385                   -
Decrease (increase) in
----------------------
          Restricted cash                                                              -               (125)
          Prepaid expenses                                                        11,256            (56,542)
          Collaborative, contract and grant revenue receivables                 (68,591)            (38,446)
          Other current assets                                                    34,225              17,984
          Other long-term assets                                                 (9,819)               9,591
Increase (decrease) in
----------------------
          Accounts payable                                                       207,002              58,424
          Accrued expenses                                                     (360,236)           (175,371)
          Deferred income                                                              -              29,993
          Other long-term obligations                                            (7,480)             (7,497)
                                                                          ---------------     ---------------
            Net cash used for operating activities                                 2,116           (712,217)

Cash flow from investing activities:
     Purchases of property and equipment                                               -             (3,148)
     Proceeds from sale of  assets                                                23,517                   -
     Net sales short- term securities                                                  -              97,437
                                                                          ---------------     ---------------
           Net cash from investing activities                                     23,517              94,289

Cash flow from financing activities:
     Private placement of Common Stock                                                 -             500,000
     Proceeds from exercise of Common Stock options                                    -                 603
     Principal payments on capital lease obligations                             (2,700)               (714)
     Proceeds from note payable to CytRx Corp.                                   200,000                   -
     Repayment of principal owed under CytRx note                              (200,000)                   -
     Principal payments on notes payable                                               -             (5,946)
                                                                          ---------------     ---------------
          Net cash from financing activities                                     (2,700)             493,943

Net (decrease) increase in cash and cash equivalents                              22,933           (123,985)
Cash and cash equivalents, beginning of period                                   124,348             411,706
                                                                          ---------------     ---------------
Cash and cash equivalents, end of period                                       $ 147,281           $ 287,721
                                                                          ===============     ===============

-------------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
------------------------------------------------
Cash paid for interest expense                                                 $   2,325           $   3,104
-------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these statements.

                         ZYNAXIS, INC. AND SUBSIDIARIES
                         ------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                   (Unaudited)
                                   -----------

Note 1 - Basis of Presentation
------------------------------

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim periods. These financial statements do not include all disclosures required for annual financial statements and should be read in conjunction with the more complete disclosures contained in the audited financial statements of Zynaxis, Inc. ("Zynaxis" or the "Company") included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

The statements reflect, in the opinion of management, all adjustments of a normal and recurring nature necessary to present fairly the Company's consolidated financial position at March 31, 1997 and December 31, 1996, the consolidated results of operations for the three months ended March 31, 1997 and 1996, and the consolidated cash flows for the three months ended March 31, 1997 and 1996. The results of operations for the three months ended March 31, 1997, and the cash flows for the three months ended March 31, 1997, are not necessarily indicative of the results to be expected for the entire year.

Certain prior year amounts have been reclassified to conform to current year classifications.

Note 2 - Background and Significant Uncertainties
-------------------------------------------------

Zynaxis was incorporated in Pennsylvania on March 5, 1987 and commenced operations in July 1988. The Company initially focused on development of cell-mediated therapies and cellular diagnostic products including research reagents for cell tracking. Between 1988 and 1991, the Company received funding primarily through venture capital financing involving the issuance of convertible preferred stock and convertible notes, all of which have since been converted into Common Stock. In January 1992, the Company completed an initial public offering of its Common Stock, receiving net proceeds of approximately $23,300,000 through the sale of 2,875,000 shares of Common Stock. Between 1992 and 1994, the Company focused on development of products for site-directed drug delivery using its proprietary Zyn-Linker molecules and on the development of cellular diagnostic products including its Zymmune CD4/CD8 Cell Monitoring Kit.

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

During 1996, the Company began to focus on the possibility of selling its process chemistry/pilot plant operations, known as Cauldron Process Chemistry ("Cauldron"), and its related assets for cash. Cauldron provides collaborative consulting services on all aspects of bulk pharmaceutical production and offers process research, development and pilot scale-up facilities for the pharmaceutical, biochemical and fine chemical industries. In July 1996, the Company signed a binding letter of intent to sell Cauldron to Seloc AG ("Seloc"), a subsidiary of Schwarz Pharma. On August 27, 1996, the Company received notification that Seloc was terminating its agreement in principle to purchase Cauldron. In March 1997, Zynaxis signed an Asset Purchase Agreement with ProClinical, Inc. ("Proclinical") for the sale of all Cauldron assets for the aggregate amount of $832,000. The Asset Purchase Agreement requires Zynaxis to prepay $250,000 (approximately 10 months' worth of occupancy) to the landlord of the Company's Malvern headquarters. This sale is subject to shareholder approval at Zynaxis' May 1997 special shareholders meeting.

On September 23, 1996, the Company entered into an Exclusive License Agreement and Purchase Option with Phanos Technologies, Inc. ("Phanos") for intellectual property related to its Zyn-Linker technologies. At that time, the Company received initial deposits totaling $200,000, of which $195,000 was refundable in the event that Phanos decided not to exercise the option. On January 21, 1997, the Company received notification that Phanos had exercised its option and the Company received $525,000, representing the balance of the purchase price. Under the terms of the agreement, Phanos acquired all of the Company's Zyn-Linker technology.

On December 6, 1996, the Company entered into an Agreement and Plan of Merger and Contribution ( the "Merger Agreement") with CytRx Corporation ("CytRx"), Vaxcel, Inc., a wholly-owned subsidiary of CytRx ("Vaxcel"), and Vaxcel Merger Subsidiary, Inc., a wholly-owned subsidiary of Vaxcel ("Vaxcel Merger Sub"). Pursuant to the Merger Agreement, subject to approval by shareholders of Zynaxis and certain other conditions, Vaxcel Merger Sub will be merged (the "Merger") with and into Zynaxis, which will be the surviving corporation and will be a wholly-owned subsidiary of Vaxcel. The Company anticipates that, subject to shareholder approval at the Company's special meeting of shareholders in May 1997 and the satisfaction of conditions to the Merger, the Merger will be consummated in late May 1997. In the Merger, the security holders of Zynaxis will exchange their Zynaxis securities for securities of Vaxcel and will own approximately 12.5% of the outstanding common stock of Vaxcel immediately following the Merger. CytRx will own the remaining approximately 87.5% of common stock of Vaxcel immediately following the Merger. The Merger will be accounted for as a purchase transaction, with Vaxcel as the acquirer. Simultaneously with the execution of the Merger Agreement, Zynaxis and CytRx entered into a secured loan agreement to provide the Company with sufficient funding for continued operations pending the Merger. As discussed in Note 4 to the Consolidated Financial Statements, CytRx agreed to loan up to $2,000,000 to the Company on a secured basis, as provided for in the loan agreement. Among other agreements entered into in connection with the Merger is an agreement providing for the sale of substantially all assets of the Company.

At March 31, 1997, the Company had cash and cash equivalents of $147,281 and a working capital deficit of $1,831,700. For the three months ended March 31, 1997, net operating cash inflow was approximately $2,000. The Company's profitability during the first quarter of 1997 was due to the infusion of cash from the Phanos acquisition of the Company's Zyn-Linker technology.

The Company has not received significant revenues from the sale of any of its products. For the period from its inception to March 31, 1997, the Company had an accumulated deficit of $49,624,000.

The ability of the Company to survive as a going concern beyond March 31, 1997 is dependent on the consummation of the Merger. There is no assurance that the Company will ultimately complete this transaction. Additionally, certain matters associated with the transaction require the approval of shareholders at the Company's special meeting of shareholders to be held in May 1997. If the Company is unable to complete the transaction, if the shareholders fail to approve the Merger or if certain conditions precedent to closing of the Merger do not occur, the Company will not be able to continue operations. Should the Company determine that it is no longer in the best interest of its shareholders to continue operations, the ability of the Company to fund an orderly disposition of assets, pay off its then outstanding liabilities and return any remaining cash to its shareholders will be limited by the amount of working capital then on hand, if any.

The financial statements were prepared assuming the Company will continue as a going concern. The asset and liability carrying amounts do not purport to represent realizable or final settlement values. See "Report of Independent Accountants" included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 regarding the Company's ability to continue as a going concern.

Note 3 - Notes Payable to Shareholders
--------------------------------------

On May 3, 1996, the Company issued Demand Promissory Notes (the "May 1996 Notes") aggregating $200,000 to two of its principal shareholders. A general partner of the general partner of one shareholder and the president of the other shareholder are members of the Board of Directors. These May 1996 Notes bear interest at the annual rate of 11 1/4% and are due on the earlier of (i) the receipt by the Company of proceeds from the sale of Cauldron aggregating at least $1,000,000 or (ii) upon demand. The May 1996 Notes are convertible at the option of the holder into an aggregate of 200,000 shares of the Company's Common Stock at any time prior to repayment. In connection with the issuance of the May 1996 Notes, the Company issued warrants with a five-year term to purchase 200,000 shares of the Company's Common Stock at an exercise price of $1.00 per share.

On June 7, 1996, the Company issued a $250,000 Demand Promissory Note to another of its principal shareholders. This note was canceled and reissued on July 17, 1996 due to a revision of the repayment terms (the "July 1996 Note"). This July 1996 Note bears interest at the annual rate of 11 1/4% and is due on the earlier of (i) the receipt by the Company of proceeds from the sale of Cauldron aggregating at least $1,000,000 or (ii) upon demand. This July 1996 Note is convertible at the option of the holder into an aggregate of 150,000 shares of the Company's Common Stock at any time prior to repayment. In connection with the issuance, the Company also issued a warrant with a five-year term to purchase 25,000 shares of the Company's Common Stock at an exercise price of $1.00 per share.

In conjunction with the signing of the Merger Agreement in December 1996, a Note Exchange Agreement was entered into whereby two of these three notes payable to shareholders will be exchanged for Vaxcel common stock upon consummation of the Merger. Additionally, in the Merger, the warrants will be exchanged for warrants to purchase Vaxcel common stock.

Note 4 - Note Payable to CytRx
------------------------------

As discussed in Note 2, the Company has entered into a Merger Agreement with CytRx and Vaxcel, an Atlanta-based vaccine technology company. In conjunction with the Merger Agreement, Zynaxis also entered into a secured loan agreement with CytRx, Vaxcel's parent company. The terms of the loan agreement provide that the Company may borrow up to

$2,000,000 from CytRx between December 1996 and the closing of the Merger, anticipated to be in May 1997. Proceeds from any amounts borrowed are to be used to satisfy accounts payable and accrued expenses, as well as to fund operations until the transaction is completed. Through March 31, 1997, the Company had borrowed a total of $1,175,000 and had repaid $200,000 of principal in January 1997 with a portion of the cash received from Phanos (see Note 2), resulting in a principal balance owed at March 31, 1997 of $975,000. The borrowings accrue interest at prime plus 2%. Accrued interest expense on these borrowings totaled approximately $30,000 as of March 31, 1997.

Note  5 - Net Income (Loss) Per Common Share
--------------------------------------------

The net income (loss) per share is based upon the weighted average common shares outstanding during the three months ended March 31, 1997. Common stock equivalents have been included in the computation for this period since the effect is dilutive.

Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share," which supersedes APB Opinion No. 15, "Earnings per Share," was issued in February 1997. SFAS 128 requires dual presentation of basic and diluted earnings per share ("EPS") for complex capital structures on the face of the income statement. Basic EPS is computed by dividing income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options. SFAS 128 is required to be adopted for year-end 1997; earlier application is not permitted. The Company does not expect the basic or diluted EPS measured under SFAS 128 to be materially different than its primary or fully-diluted EPS measured under APB No. 15.

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

Under the terms of the ALK development and licensing collaboration, the Company has received payments aggregating $1,000,000. The Company received the second installment of $250,000 in January 1996, the third installment of $250,000 in April 1996, and the fourth and final installment of $250,000 in August 1996.

The Company also has agreed to provide ALK with research and development support of the licensed technology for which it will receive additional revenues based upon costs incurred. During the three months ended March 31, 1996, the Company recorded $18,600 of such revenue. As a result of a reduction in workforce in September 1996, the Company's ability to continue to provide ALK with research and development support has been significantly reduced, and there was no revenue recognized for such support during the first three months of 1997.

The Company will receive a base royalty of 7% on net sales of products using the Company's technology, increasing based upon certain sales criteria established under the agreement. The Company could also receive additional milestone payments of up to $2,000,000 based upon either FDA or certain other regulatory approvals of additional products using the Company's vaccine delivery technologies. There can be no assurance that ALK will ever obtain the appropriate regulatory approvals, or will ever generate any sales using the technology licensed from the Company.

Should the Company receive royalties under the ALK agreement, it will be required to pay approximately 3% of the net sales of the licensed product to the original patent holder of the technology.

Contract Manufacturing
----------------------
During the three months ended March 31, 1997 and 1996, the Company, through its Cauldron Process Chemistry division, recognized contract manufacturing revenues of $269,000 and $152,000, respectively, by providing process chemistry and pilot manufacturing services to other biotechnology, pharmaceutical and chemical companies. The significant increase in these contract revenues was attributable to an increased marketing effort throughout 1996 and 1997.

Grant Revenue
-------------
For the three months ended March 31, 1997 and 1996, the Company recognized $83,200 and $109,000, respectively, pursuant to a Small Business Innovative Research ("SBIR") grant awarded by the National Heart, Lung and Blood Institute. This grant is funding the preclinical development of Zyn-Linker molecules linked with heparin and the investigation of their ability to inhibit post-angioplasty restenosis and local thrombosis. This grant was extended for a second year through June 30, 1997; the Company could recognize up to an additional $115,000 under the terms of this grant extension.

During 1996, the Company received a Phase I SBIR grant for up to $100,000 to develop Zyn-Linker molecules linked with Taxol and for the investigation of their ability to inhibit post-angioplasty restenosis and local thrombosis. The Company recorded $12,000 of revenue related to this grant, which ended in mid-January 1997, during the three months ended March 31, 1997.

Notwithstanding the January 1997 purchase by Phanos of the Zyn-Linker technology, the studies conducted under the grant extension will continue to be performed by Zynaxis. However, any patents, inventions or other intellectual property that may arise from this SBIR research will become the property of Phanos.

Note 7 - Cauldron Assets
------------------------

In efforts to raise capital, and in conjunction with the Vaxcel Merger, the Company solicited bids from third parties to purchase the Cauldron operations and related assets. The net book value of the Cauldron assets at December 31, 1996 was written down to net realizeable value of $600,000. The difference between the net book value and $600,000 is shown as a Provision for Asset Impairment in the December 31, 1996 income statement. During the first quarter of 1997, depreciation was taken on these assets at the rate of $24,000 per month. As discussed in Note 2, an Asset Purchase Agreement was signed in March 1997 for the sale of the Cauldron assets for $832,000 (which will be partially reduced by a $250,000 rent prepayment to be made by Zynaxis), subject to shareholder approval in May 1997.

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

As part of its continued efforts to raise cash in order to finance its ongoing operations, in 1996 the Company began to focus on the possibility of selling its process chemistry/pilot plant operations, known as Cauldron Process Chemistry, and its related assets for cash. Cauldron was established by the Company to utilize its process chemistry expertise in response to growing demand for contract services. Cauldron provides collaborative consulting services on all aspects of bulk pharmaceutical production and provides research, development and pilot scale-up facilities to the pharmaceutical, biochemical and fine chemical industries. In July 1996, the Company signed a letter of intent granting Seloc an exclusive option to buy Cauldron. In conjunction with the execution of the letter of intent, the Company received a nonrefundable exclusive option payment of $100,000 and an up-front payment of $50,000 on a Seloc process development contract. On August 27, 1996, the Company received notification that Seloc was terminating its option to purchase Cauldron. At that time, the Company revived discussions with previous potential purchasers and initiated discussions with others. In March 1997, the Company entered into an Asset Purchase Agreement with ProClinical, for the sale of all Cauldron assets for the aggregate amount of $832,000 (which will be partially reduced by a $250,000 rent prepayment to be made by Zynaxis), subject to shareholder approval at the Company's May 1997 special meeting of shareholders.

The termination by Seloc of its letter of intent to purchase the Cauldron assets precipitated three significant strategic decisions. These included (i) a 40% reduction in operations and workforce in September 1996 in order to conserve cash, (ii) the sale to Phanos of intellectual property related to the Company's Zyn-Linker technologies and (iii) the decision to enter into the Merger Agreement with CytRx and Vaxcel.

Zynaxis determined that, in order to conserve its limited cash resources, it must limit its activities to those which were cash positive or were essential to the Company's operations. Accordingly, in September 1996, the Company terminated nearly all of its employees engaged in the research and development of the Company's Zyn-Linker and vaccine delivery technologies. As a result, the Company's operations were reduced to its Cauldron process chemistry operations, research and development funded through SBIR grants and other essential corporate functions. The Company's current staffing level is twelve full-time employees.

On September 23, 1996, the Company entered into an Exclusive License Agreement and Purchase Option with Phanos for intellectual property related to its Zyn-Linker technologies. At that time, the Company received initial deposits totaling $200,000, of which $195,000 was refundable in the event that Phanos decided not to exercise the option. On January 21, 1997, the Company received notification that Phanos had exercised its option and the Company received $525,000, representing the balance of the purchase price. Under the terms of the agreement, Phanos acquired all of the Company's Zyn-Linker technologies.

On December 6, 1996, the Company entered into the Merger Agreement with CytRx, Vaxcel and Vaxcel Merger Sub. Pursuant to the Merger Agreement, subject to approval by shareholders of Zynaxis and certain other conditions, Vaxcel Merger Sub will be merged with and into Zynaxis, which will be the surviving corporation and will be a wholly-owned subsidiary of Vaxcel. The Company anticipates that, subject to shareholder approval at the Company's special meeting of shareholders in May 1997 and the satisfaction of conditions to the Merger, the Merger will be consummated in late May 1997. In the Merger, the security holders of Zynaxis will exchange their Zynaxis securities for securities of Vaxcel and will own approximately 12.5% of the outstanding common stock of Vaxcel immediately following the Merger. CytRx will own the remaining approximately 87.5% of common stock of Vaxcel immediately following the Merger.

Simultaneously with the execution of the Merger Agreement, Zynaxis and CytRx entered into a secured loan agreement in order for the Company to have sufficient funding for continued operations pending the Merger. CytRx agreed to loan up to $2,000,000 to the Company on a secured basis. Through March 31, 1997, the Company had borrowed a total of $1,175,000, and had repaid $200,000 of principal in January 1997, resulting in a principal balance owed at March 31, 1997 of $975,000. The advance was used in settling a major portion of the Company's outstanding liabilities, as well as funding operations from December 1996 through March 31, 1997. All advances accrue interest at a rate of prime plus 2%. Upon the consummation of the Merger, CytRx will contribute to Vaxcel an amount of funding equal to the outstanding principal and interest of the loan, as well as additional amounts specified in the Merger Agreement. Among other agreements entered into in connection with the Merger is an agreement providing for the sale of substantially all assets of the Company.

The transaction documents further provide that preferred stockholders of Zynaxis who also hold warrants to purchase the Company's Common Stock, and three other warrant holders, will exchange the Zynaxis warrants in the Merger for warrants to purchase Vaxcel common stock. Additionally, certain shareholders who hold convertible notes issued by Zynaxis will exchange such notes in the Merger for shares of Vaxcel common stock.

Upon execution of the Merger Agreement, a technology development agreement was also executed by the Company and Vaxcel relating to the development of the Company's vaccine delivery technology pending the Merger.

The Company has not received significant revenues from the sale of any of its products. For the period from its inception to March 31, 1997, the Company had an accumulated deficit of $49,624,000.

Liquidity, Capital Resources and Plans to Fund Future Operations
----------------------------------------------------------------

At March 31, 1997, the Company had cash and cash equivalents of $147,281 and a working capital deficit of $1,831,700. For the three months ended March 31, 1997, net operating cash inflow was approximately $2,000. The Company's profitability during the first quarter of 1997 was due to the infusion of cash from the Phanos acquisition of the Company's Zyn-Linker technology.

The Company has funded operations since December 31, 1995 primarily through the issuance of short-term promissory notes to certain holders of Series A Convertible Preferred Stock (the "Preferred Shareholders"), the completion of an additional private placement and a secured loan from CytRx.

The Company issued an aggregate of $450,000 of Demand Promissory Notes (the "Notes") to three of its Preferred Shareholders in exchange for cash to fund operations. These Notes bear interest at an annual rate of 11 1/4% and are to be repaid on the earlier of (a) the date the Company receives aggregate proceeds of at least $1,000,000 from the sale of Cauldron or (b) upon demand. As additional consideration in connection with the shareholder loans, the Company issued an aggregate of 225,000 warrants to purchase Common Stock with an exercise price of $1.00 per share. In conjunction with the signing of the Merger Agreement in December 1996, a Note Exchange Agreement was entered into whereby two of these three notes payable to shareholders will be exchanged for Vaxcel common stock upon consummation of the Merger.

During the first half of 1996, the Company continued to attempt to raise additional funds in a private offering. On February 29, 1996, the Company received cash proceeds of $500,000 in a private placement of Common Stock to an institutional investor. Under the terms of the purchase agreement, the Company issued 500,000 shares of unregistered Common Stock at a price of $1.00 per share, and a warrant to purchase 150,000 shares of unregistered Common Stock at an exercise price of $1.00 per share.

Additionally, on February 29, 1996, the Company converted a $150,000 bridge loan from a Preferred Shareholder and accrued interest thereon into 152,582 shares of unregistered Common Stock and issued a warrant to purchase 45,775 shares of Common Stock at an exercise price of $1.00 per share.

Simultaneously with the execution of the Merger Agreement, Zynaxis and CytRx entered into a secured loan agreement to provide the Company with sufficient funding for continued operations pending the Merger. The terms of the loan agreement allow the Company to borrow up to $2,000,000 from CytRx between December 1996 and the closing of the Merger. Proceeds from any amounts borrowed are to be used to satisfy existing liabilities and to fund operations pending the Merger. As of March 31, 1997, $1,175,000 had been advanced at a rate of prime plus 2%. In January 1997, $200,000 of principal was repaid, resulting in a principal balance of $975,000 at March 31, 1997.

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

The estimated effort, timing and resources necessary to develop the Zynaxis vaccine delivery technologies into commercially viable products are difficult to predict and will vary based on the products under development. Management believes that the closest products to commercialization using the Zynaxis technologies at present are the allergy products being developed by ALK. Assuming continued successful development, it is possible that such allergy products using the Zynaxis technologies may be commercialized in three to four years. If pursued, the resources necessary to develop the allergy products using the Zynaxis technologies will be borne by ALK, since under the terms of the ALK development and licensing agreement, ALK is responsible for conducting all development, regulatory submissions and marketing activities. Products using the Zynaxis technologies other than the ALK allergy products will require additional effort and resources to develop. For the poly-(DL-lactide-co-glycolide) ("PLG") microencapsulation technology, development efforts may be undertaken to increase the efficiency of uptake through the Peyer's Patches or increase the immunogenicity of PLG-encapsulated vaccines. For the mucoadhesive technology, development efforts may be undertaken to evaluate mucoadhesives with a variety of different antigens in well-controlled preclinical studies. The objective for both of these programs is to develop a data package on each Zynaxis technology in order to secure licensing agreements with pharmaceutical or biotechnology companies engaged in vaccine research and development. Under such licensing agreements, partners would assume responsibility for product development, regulatory approval and marketing. Consequently, the major expense of commercializing products using the Zynaxis technologies will be borne by the sublicensees. Given that such development programs are currently at the preclinical stage, the process for a new vaccine from Phase I to commercialization can take seven or more years. This timetable may be significantly reduced if partners are using the Zynaxis technologies to commercialize improved versions of existing vaccines such as influenza virus or Hepatitis B vaccines. However, there can be no assurance that any partners will be obtained.

Zynaxis is critically short of cash to fund its operations and had a working capital deficit of $1,831,700 at March 31, 1997. The ability of the Company to operate as a going concern beyond March 31, 1997 will depend on its ability to complete the Merger with Vaxcel. There can be no assurance that the Company will ultimately complete this transaction. Additionally, certain matters associated with the transaction require the approval of shareholders at the Company's special meeting of shareholders to be held in May 1997. If the Company is unable to complete the transaction, if the shareholders fail to approve the Merger or if certain conditions precedent to the closing of the Merger do not occur, the Company will not be able to continue operations. No assurance can be provided as to when or if all of the conditions precedent to the Merger can or will be satisfied. If the Merger is not consummated, management believes that Zynaxis likely will not be able to pay the outstanding balance under the secured loan from CytRx when it comes due. If Zynaxis defaults, CytRx may exercise its rights as a secured creditor with respect to certain assets of Zynaxis, including, but not limited to, foreclosing on Zynaxis' rights in its vaccine delivery technologies.

Should the Company determine that it is no longer in the best interest of its shareholders to continue operations, the ability of the Company to fund an orderly disposition of assets, pay off its then outstanding liabilities and return any remaining cash to its shareholders will be limited by the amount of working capital then on hand, if any.

The Company's net cash from (used for) operations was $2,000 and ($712,200) for the three months ended March 31, 1997 and 1996, respectively. The dramatic change from 1996 to 1997 was due largely to the $525,000 cash payment received from Phanos in January 1997 which was partially used to fund operations during the first quarter of 1997.

The Company's net cash from investing activities was $23,500 and $94,300 for the three months ended March 31, 1997 and 1996, respectively. The 1996 amount resulted from the sale of short-term investments, and the 1997 amount resulted from the sale of certain excess laboratory and office equipment.

The Company's net cash from (used for) investing activities was ($2,700) and $493,900 for the three months ended March 31, 1997 and 1996, respectively. The significant source of financing cash during the first quarter of 1996 resulted from a private placement of $500,000 of Common Stock.

Results of Operations
---------------------

Revenues totaled $386,700 and $543,000 in the three months ended March 31, 1997 and 1996, respectively. Revenues by major source in each of these periods were as follows:

                                               Three months ended March 31,
                                             --------------------------------

                                                   1997            1996
                                                   ----            ----
Collaborative revenue from ALK               $           -   $      250,000
Other collaborative revenues                        22,500           31,800
Government grant revenues                           95,100          109,300
Contract revenues                                  269,100          151,900
                                             --------------  ----------------
                                             $     386,700   $      543,000
                                             ==============  ================

Collaborative revenue from ALK was a result of a development and licensing agreement entered into between ALK and the Company in October 1995. The agreement provided that Zynaxis would receive $1,000,000 over a twelve-month period in four equal installments of $250,000. The first installment was received in the fourth quarter of 1995 and the three remaining installments were received within the first eight months of 1996. Other collaborative revenues stem from research done on behalf of ALK, as well as a few other minor collaborations.

Government grant revenues represent amounts earned pursuant to two SBIR grants to develop the Company's Zyn-Linker/Heparin and Zyn-Linker/Taxol delivery systems for the treatment of restenosis. At March 31, 1997, approximately $115,000 remained to be billed under the terms of the Phase II SBIR grant to develop Zyn-Linker/Heparin. The Zyn-Linker/Taxol grant expired in January 1997.

Contract revenues were from Cauldron process chemistry/pilot facility services provided to pharmaceutical, biotechnology and chemical companies. These efforts commenced in late 1995 and, with more aggressive marketing throughout 1996 and 1997, have resulted in increased revenues.

The Company's revenues have fluctuated in the past and are expected to continue to fluctuate in the future. Zynaxis does not expect to generate any ALK collaborative revenues in 1997. The Company expects to generate approximately $115,000 in grant revenues during the remainder of 1997 based upon an existing grant. There is no assurance that additional grants will be received.

Contract revenues are dependent upon the Company's ability to continue to market its process chemistry/pilot facility services.

Research and development expenses totaled $583,200 and $942,900 for the three months ended March 31, 1997 and 1996, respectively. The significant decrease resulted from the headcount reductions that occurred in September 1996, as well as the overall cost reduction measures adopted by the Company during 1997 due to its dire financial condition.

Marketing, general and administrative expenses totaled $453,000 and $513,000 for the three months ended March 31, 1997 and 1996, respectively. Savings achieved in the first quarter of 1997 due to reduced headcount, lower rent and reduced consulting expenses were partially offset by higher legal and accounting costs relating to the proposed Merger.

The Company recognized interest income of $12,900 and $16,000 during the three months ended March 31, 1997 and 1996, respectively. The decrease was attributable to the decreasing investment balance, partially offset by interest imputed on the note receivable from Intracel Corporation.

The Company recognized interest expense of $14,800 and $6,800 during the three months ended March 31, 1997 and 1996, respectively. The increase was due primarily to the interest accrued on the note payable to CytRx.

Other income of $58,000 and $83,000 during the three months ended March 31, 1997 and 1996, respectively, resulted primarily from the subleasing of certain excess space at the Company's Malvern facility. Although Zynaxis no longer has any sub-tenant arrangements during 1997, there are certain costs associated with shared services that are incurred by both Zynaxis and a tenant who occupies the same building. Zynaxis bills this co-tenant for a proportionate share of these costs, which totaled $30,000 during the first quarter of 1997. Zynaxis also realized a gain of approximately $16,000 during the first three months of 1997 relating to the sale of excess laboratory and office equipment.

Part II. OTHER INFORMATION
Item 6 Exhibits and Reports on Form 8-K

(a)   Exhibits
      --------

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q:

 ------------------------------------------------------------------------------
 10.1         Asset Purchase Agreement, dated as of March 21, 1997, between the
              Registrant and ProClinical, Inc.
 ------------------------------------------------------------------------------
 27           Financial Data Schedule.
 ------------------------------------------------------------------------------

(b)        Reports on Form 8-K
           -------------------

No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       ZYNAXIS, INC.
                                      --------------
                                       (Registrant)



Date: May 14, 1997          By:  \s\Martyn D. Greenacre
     ----------------            ---------------------
                                 Martyn D. Greenacre
                                 President and Chief Executive Officer
                                 (Principal Executive Officer and Principal
                                          Financial and Accounting Officer)

                                 Exhibit Index
                                 -------------



--------------------------------------------------------------------------------
  Exhibit                           Description
  -------                           -----------
--------------------------------------------------------------------------------
 10.1         Asset Purchase Agreement, dated as of March 21, 1997, between the
              Registrant and ProClinical, Inc.
--------------------------------------------------------------------------------
 27           Financial Data Schedule.

------------- ------------------------------------------------------------------